Form 10-Q
period 1995-03-31
HORNBECK OFFSHORE SERVICES INC
filed 1995-05-10
CIK 354359

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/_/    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                              --------  --------

                         Commission file number 0-10809

                        HORNBECK OFFSHORE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                    74-2153030
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                             7707 HARBORSIDE DRIVE
                            GALVESTON, TEXAS  77554
                   (Address of principal executive offices)
                                  (Zip code)

                                (409) 744-9500
             (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/  No /_/

     Indicated the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. The total number of shares of Common Stock, par value $.10 per share, outstanding as of March 31, 1995 was 13,137,950.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HORNBECK OFFSHORE SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED) (IN THOUSANDS)

                                          DECEMBER 31,  MARCH 31,
                                              1994        1995
               Assets                    -------------  ---------
               ------
Cash and equivalents                      $  8,572      $ 13,552
Accounts receivable                         11,747         9,709
Prepaid and other current assets             2,001         2,129
        Total current assets                22,320        25,390
Property and equipment, net                101,563        99,347
Investment in affiliated company            16,851        14,586
Reserve funds and restricted cash            1,280         1,166
Other assets, net                            5,868         5,719
                                          --------      --------
                                          $147,882      $146,208
                                          ========      ========

Liabilities and shareholders' equity
- - ------------------------------------

Accounts payable                          $  1,570      $  1,900
Accrued interest                                86           100
Income taxes payable                           358           124
Other liabilities                            2,092         2,185
Current portion of long-term debt            3,467         3,467
        Total current liabilities            7,573         7,776
Long-term debt                              21,023        20,034
Deferred income taxes                       12,379        12,787
Stockholders' equity:
    Common stock                             1,324         1,314
    Additional paid-in capital              83,639        81,866
    Retained earnings                       21,944        22,431
                                          --------      --------
        Total stockholders equity          106,907       105,611
                                          --------      --------
                                          $147,882      $146,208
                                          ========      ========

                        HORNBECK OFFSHORE SERVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                             THREE MONTHS
                                            ENDED MARCH 31
                                          -----------------
                                            1994      1995
                                          -------   -------
Revenues                                  $11,506   $12,671
Cost and expenses:
      Direct labor and other operating
       expenses                             5,765     7,043
      Depreciation and amortization         2,273     3,281
      General and administrative
       expenses                               934       971
                                          -------   -------
                                            8,972    11,295
                                          -------   -------
Other income (expense):
      Foreign exchange gain                              71
      Gain on sale of assets                    4         3
      Equity in earnings (loss) of            269      (330)
       affiliates
      Other costs and expenses                (39)      (14)
      Interest and other income               230       232
      Interest expense                       (223)     (467)
                                          -------   -------
                                              231      (505)
                                          -------   -------

Income before income taxes                  2,765       871
Income taxes                                  863       384
                                          -------   -------
      Net income                          $ 1,902   $   487
                                          =======   =======
Earnings per share                          $0.14     $0.04

Weighted average shares outstanding (in    13,482    13,374
 thousands)

                        HORNBECK OFFSHORE SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                              THREE MONTHS
                                             ENDED MARCH 31
                                          -------------------
                                            1994       1995
                                          --------   --------
Cash flows from operating activities:
 Cash received from customers and          $12,861    $14,710
  affiliates
 Cash paid to suppliers and employees       (4,843)    (7,592)
 Interest and other income received            380        209
 Interest paid                                (217)      (453)
 Cash paid for income taxes                   (448)      (210)
                                           -------    -------
   Net cash provided by operating
    activities                               7,733      6,664
                                           -------    -------
Cash flows from investing activities:
 Capital and drydocking expenditures        (4,795)    (1,147)
 Sale of marketable securities              27,310
 Decrease (increase) in reserve funds          (46)
 Affiliate loan repayments                                219
 Sale of property and equipment                475          3
 Other                                                     88
                                           -------    -------
 Net cash provided (used) by investing
  activities                                22,944       (837)
                                           -------    -------
Cash flows from financing activities:
 Payment of long-term debt                  (3,794)      (852)
 Issuance of common stock                       48          5
                                           -------    -------
   Net cash used by financing activities    (3,746)      (847)
                                           -------    -------

Net increase in cash and equivalents        26,931      4,980
Cash and equivalents at beginning of
 period                                      7,013      8,572
                                           -------    -------
Cash and equivalents at end of period      $33,944    $13,552
                                           =======    =======

                        HORNBECK OFFSHORE SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)
                                  (continued)

                                             THREE MONTHS
                                            ENDED MARCH 31
                                          -----------------
                                            1994      1995
                                          -------   -------
Reconciliation of net income to net cash
provided by operating activities:
 Net income                                $1,902    $  487
 Adjustments to reconcile net income to
   net cash provided by operating
    activities:
   Depreciation and amortization            2,312     3,295
   Other non cash (income) expense, net       191       (75)
   Deferred income taxes                      500       408
   Equity in (earnings) loss of              (269)      330
    affiliates
Changes in current assets and
 liabilities:
   Accounts receivable                      1,808     2,038
   Prepaid and other current assets           501       (22)
   Accounts payable                           638       330
   Accrued interest                            (1)       14
   Taxes payable                              (85)     (234)
   Other accrued liabilities                  236        93
                                           ------    ------
Net cash provided by operating
 activities                                $7,733    $6,664
                                           ======    ======


         The accompanying notes are an integral part of this statement.

                        HORNBECK OFFSHORE SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 1995, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three months ended March 31, 1994 and March 31, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.


NOTE 2 - EARNINGS PER SHARE

Primary earnings per share is computed by dividing earnings applicable to common stock by the sum of the weighted average number of shares outstanding during the period plus common stock equivalents unless common stock equivalents are anti-dilutive. Common stock equivalents include the effect of stock options granted to employees.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings the results of which could, in the opinion of management, have a material adverse effect upon the financial position of the Company.


NOTE 4 - RETURN OF COMMON STOCK FROM ESCROW

In connection with the Company's initial purchase of Ravensworth Investments Limited ("Ravensworth"), approximately 106,000 shares of the Company's common stock placed in escrow at the time of acquisition were returned to the Company as of March 31, 1995 based on Ravensworth's actual earnings for 1994 compared to targeted earnings as described under the Agreement. Such shares, valued at approximately $1.8 million, were cancelled and stockholders' equity and Ravensworth investment accounts were reduced accordingly.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating revenue is directly affected by average dayrates and fleet utilization which are closely aligned with the offshore oil and gas exploration and development industry. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources. Although different geographic markets were affected at different times and to varying degrees, the level of activity in the oil and gas exploration and development industry and, therefore, the offshore marine services industry, was depressed in the U.S. Gulf of Mexico during the middle 1980's. In the period between 1988 and 1994, the U.S. Gulf of Mexico's market has experienced several periods of increased offshore activity as well as periods, both seasonal and otherwise, where demand for vessel services has decreased. Many industry experts anticipate that increased natural gas demand will increase activity in the U.S. Gulf. On the other hand, a reduced level of oil and gas prices could lead to less exploration and development of offshore areas, reduced activity for the offshore marine services industry, and adversely effect the Company's financial condition and results of operations. Internationally, in the North Sea, since the Company's 1993 acquisition of its Ravensworth affiliate, safety standby vessel demand has declined due to lower drilling activity caused by oil price declines and certain tax law changes affecting that area. Currently, there are industry expectations of increased drilling activity in the North Sea during 1995. Such drilling activity changes would increase demand and, potentially, dayrates for the safety standby vessel market. The Company, however, cannot predict future demand levels for its markets.

As the offshore marine services industry is cyclical, periods of increased demand for services result in higher utilization and dayrates. An upward or downward movement in dayrates has little direct impact on operating costs and expenses for a vessel. An increase or decrease in utilization of a vessel will incrementally increase or decrease certain operating costs and expenses but generally not in proportion to the associated revenue change. The Company's results of operations have not been significantly affected by inflation during the past five years. Since the time of the Company's investment in Ravensworth in mid-1993, it has become exposed to potential foreign exchange gains or losses. Through March 31, 1995, the Company has not recorded any significant foreign exchange gains or losses.

The Company seeks to expand its fleet through acquisitions when industry cycles or other factors create attractive purchase opportunities. Through acquisitions, including those described below, the Company has grown to become the operator of the second largest fleet of supply vessels in the Gulf of Mexico and the third largest such fleet in the world.

The Oil & Gas Acquisition

On November 15, 1994, the Company added to its Gulf fleet by completing the acquisition of thirteen (13) large offshore supply vessels and related assets (collectively, the "Oil & Gas Vessels") from Oil & Gas Rental Services, Inc. for aggregate consideration of $46,000,000 in cash.

One-half of the purchase price was paid from the Company's cash reserves, while the other one-half was obtained under new loan facilities. In connection with the Company's acquisition of the Oil & Gas Vessels, on November 15, 1994, the Company entered into a loan agreement to provide a portion of the funds for the Oil & Gas Acquisition under a term loan as well as a revolving credit facility. The $20,000,000 term loan is secured by the thirteen acquired Oil & Gas Vessels.

The Seaboard Acquisition

Effective November 30, 1994, the Company's newly formed 49.9% owned affiliate, Seaboard Holdings Limited, acquired all of the outstanding capital stock of Seaboard Offshore Group Limited (SOGL) which, together with its subsidiaries, owns six safety-standby vessels operating in the North Sea. The acquisition of the SOGL equity securities was accomplished for nominal consideration. To facilitate the transaction, the Company made a (Pounds)1.5 million loan to SOGL and guaranteed approximately (Pounds)302,000 of SOGL debt. Ravensworth Holdings Limited, the 50.1% owner of the Company's 49.9% owned North Sea affiliate, Ravensworth, guaranteed to the Company the repayment of 50.1% of the loan to SOGL. The Company also acquired a 49.9% interest in Hornbeck Offshore Limited, which will provide management services to the six Seaboard vessels and the 23 Ravensworth vessels.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities totaled $6,664,000 for the first three months of 1995 compared to $7,733,000 in the same period in the prior year. The Company had cash and equivalents of $13,552,000 at March 31, 1995. The change in operating cash flow resulted from lower profitability in 1995 compared to 1994.

In connection with the Oil & Gas Acquisition, the Company entered into a loan agreement (the "Loan Agreement") with a bank, as lender, and as agent for any future lenders who may participate in the loans under the Loan Agreement (collectively, the "Lenders") to provide a portion of the funds for the Oil & Gas Acquisition and a revolving credit facility. Under the Loan Agreement, the Company obtained a term loan in the amount of $20 million, payable over a five-year period in quarterly installments of $714,284 which commenced March 31, 1995, with the balance due November 15, 1999. The term loan is secured by the thirteen acquired Oil & Gas Vessels. The Loan Agreement also provides for a revolving credit facility of up to $10 million based on a Borrowing Base (as defined in the Loan Agreement) comprised of eligible accounts receivable of the Company and its subsidiaries. The loans bear interest at the agents prime rate or, at the election of the Company, at LIBOR plus 1%.

The Company anticipates it will be able to generate sufficient cash flow from operations to meet its debt repayment and capital expenditure requirements and be in a position to invest a portion of its cash flow in other acquisitions in the offshore marine services industry. Planned growth will be funded through future cash flow and/or additional debt or equity financing. The Company believes that it possesses sufficient unencumbered assets (recognizing that only 22 of the 57 U.S. flag vessels in which the Company has an ownership interest constitute collateral for outstanding debt) to support future debt financing.

Pursuant to an option agreement entered into in connection with the Ravensworth acquisition, the Company may acquire the remaining 50.1% of Ravensworth equity that it does not presently own during the period January 1, 1995 through March 31, 1997. The option price will bear interest from the original acquisition date and the option prices are subject to upward or downward adjustment based on actual Ravensworth EBDIT performance. Performance of the North Sea Manager and of Seaboard is combined with that of Ravensworth for purposes of making such EBDIT calculations. Based on Ravensworth's EBDIT performance in 1994, the option price for the 9.9% option exercised effective July 23, 1993 is being adjusted downward by approximately $1,800,000, resulting in the surrender and cancellation of approximately 106,000 shares of the Company's common stock originally issued as partial consideration for such option exercise. Assuming no performance adjustments and exercises of the options on March 31, 1996 and March 31, 1997, the total future purchase price, including interest amounts to a payment of approximately $5.7 million in cash together with $11.4 million of Hornbeck common stock. Pursuant to option agreements entered into in connection with the formation of the North Sea Manager and the Seaboard Acquisition, the Company may acquire the remaining 50.1% of the North Sea Manager and Seaboard that it does not presently own. In connection with the exercise of its options to acquire the remaining outstanding capital stock of Ravensworth, the Company will be entitled to receive for no additional consideration a corresponding amount of the remaining equity interests in North Sea Manager. Provided that the Company has exercised its options to acquire the remainder of the capital stock of Ravensworth, the Company may exercise an option to acquire the remaining outstanding capital stock of Seaboard.

The Company's commitments for future capital expenditures were not material at March 31, 1995. The Company is subject to regulations which require supply vessels to be drydocked twice in a five-year period and, therefore, each year a portion of the Company's vessels undergo routine drydocking for maintenance and repairs.

RESULTS OF OPERATIONS

Quarter ended March 31, 1995 versus quarter ended March 31, 1994:

Revenues increased by $1,165,000 or 10% from $11,506,000 in the first quarter of 1994 to $12,671,000 in the first quarter of 1995. Relevant fleet statistics affecting the Company's revenues are as follows:

                                            QUARTER ENDED MARCH 31
                                          -----------------------
                                             1994         1995
                                          ----------   ----------
Average supply vessel dayrate                 $3,776       $3,154
Average fleet utilization                         75%          74%
Number of vessels in fleet at end of              50           63
 period

Revenues increased due to the larger number of vessels in the fleet. This increase was partially offset by the impact of lower dayrates. Direct labor and other operating expenses increased from $5,765,000 in the first quarter of 1994 to $7,043,000 in the first quarter of 1995, an increase of $1,278,000 or 22%. This increase is due to the increased number of vessels in the fleet in 1995. Depreciation and amortization also increased because of the acquisition of vessels since the first quarter of 1994. Average depreciation on a per vessel basis increased in 1995 because vessels acquired since the first quarter of 1994 cost more than the average vessel in the existing fleet.

The Company reported a loss of $330,000 representing its share of losses of certain affiliates the three months ended March 31, 1995 as compared to income of $269,000 in the same period of the prior year. The Company's North Sea safety standby vessel affiliates recognized losses because of lower revenues due primarily to decreased utilization and dayrates and because of higher expense levels associated with certain vessels being repaired or upgraded in anticipation of stronger market demand in the second half of 1995. Interest expense increased $244,000 or 109% because of the additional borrowings made in November 1994 in connection with the Oil & Gas acquisition.

Income taxes represent a lower or higher percentage of pretax income than an expected "statutory" rate of approximately 35% due primarily to the fact that no income tax effect is recognized for the Company's equity in earnings of foreign affiliates. Additionally, in 1995, certain property taxes paid on vessels generate state income tax credits which lower effective state tax rates.

                          PART II - OTHER INFORMATION



          Item 1.                   Not applicable

          Item 2.                   Not applicable

          Item 3.                   Not applicable

          Item 4.                   Not applicable

          Item 5.                   Other Information

          Item 6.                   Exhibits and Reports on Form 8-K

                                    (a)  Exhibits - None
                                    (b)  Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HORNBECK OFFSHORE SERVICES, INC.
                              (Registrant)



DATE:    May 4, 1995          By:   /s/  Larry D. Hornbeck
                                 --------------------------------------------
                                 Larry D. Hornbeck, Chairman of the Board,
                                  President and Chief Executive Officer




DATE:    May 4, 1995          By:  /s/  Robert W. Hampton
                                 --------------------------------------------
                                 Robert W. Hampton, Vice President, Treasurer
                                  Chief Financial Officer