Form 10-Q
period 1995-06-30
HORNBECK OFFSHORE SERVICES INC
filed 1995-08-10
CIK 354359

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

____          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to .........

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

Yes .....X.... No .........

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The total number of shares of Common Stock, par value $.10 per share, outstanding as of August 4, 1995 was 13,167,265.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        HORNBECK OFFSHORE SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED) (IN THOUSANDS)


                                                                                        DECEMBER 31,           JUNE 30,
                                                                                            1994                 1995
                                                                                        ------------          ----------
                                      Assets
                                      ------

               Cash and equivalents                                                        $  8,572             $ 14,883
               Accounts receivable                                                           11,747               11,315
               Prepaid and other current assets                                               2,001                4,126
                                                                                           --------             --------
                        Total current assets                                                 22,320               30,324
               Property and equipment, net                                                  101,563               96,703
               Investment in affiliated company                                              16,851               14,361
               Reserve funds and restricted cash                                              1,280                1,254
               Other assets, net                                                              5,868                6,464
                                                                                           --------             --------
                                                                                           $147,882             $149,106
                                                                                           ========             ========
                       Liabilities and shareholders' equity
                       ------------------------------------

               Accounts payable                                                            $  1,570             $  3,100
               Accrued interest                                                                  86                   67
               Income taxes payable                                                             358                  145
               Other liabilities                                                              2,092                2,333
               Current portion of long-term debt                                              3,467                3,585
                                                                                           --------             --------
                        Total current liabilities                                             7,573                9,230
               Long-term debt                                                                21,023               18,866
               Deferred income taxes                                                         12,379               13,730
               Stockholders' equity:
                        Common stock                                                          1,324                1,317
                        Additional paid-in capital                                           83,639               81,953
                        Retained earnings                                                    21,944               24,010
                                                                                           --------             --------
                                Total stockholders' equity                                  106,907              107,280
                                                                                           --------             --------
                                                                                           $147,882             $149,106
                                                                                           ========             ========

                        HORNBECK OFFSHORE SERVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                          THREE MONTHS                        SIX MONTHS
                                                                         ENDED JUNE 30                       ENDED JUNE 30
                                                                      -----------------------           ------------------------
                                                                        1994           1995               1994            1995
                                                                      -------         -------            -------        --------
         Revenues                                                     $ 9,808         $14,057            $21,313         $26,728
         Cost and expenses:
            Direct labor and other operating expenses                   5,319           7,107             11,084          14,149
            Depreciation and amortization                               2,441           3,361              4,714           6,643
            General and administrative expenses                           849           1,136              1,783           2,107
                                                                      -------         -------            -------         -------
                                                                        8,609          11,604             17,581          22,899
                                                                      -------         -------            -------         -------
         Other income (expense):
            Foreign exchange gain (loss)                                                  (27)                                45
            Gain on sale of assets                                                        427                  4             429
            Equity in earnings (loss) of affiliates                       609            (227)               877            (558)
            Other costs and expenses                                      (39)             (6)               (77)            (19)
            Interest and other income                                     420             286                651             518
            Interest expense                                             (167)           (452)              (400)           (919)
                                                                      -------         -------            -------         -------
                                                                          823               1              1,055            (504)
                                                                      -------         -------            -------         -------

         Income before income taxes                                     2,022           2,454              4,787           3,325
         Income taxes                                                     546             875              1,409           1,259
                                                                      -------         -------            -------         -------

            Net income                                               $  1,476        $  1,579           $  3,378        $  2,066
                                                                     ========        ========           ========        ========

         Earnings per share                                          $   0.11        $   0.12           $   0.25        $   0.16

         Weighted average shares outstanding                           13,472          13,333             13,478          13,353
            (in thousands)

                        HORNBECK OFFSHORE SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                       SIX MONTHS
                                                                                                     ENDED JUNE 30
                                                                                                --------------------------
                                                                                                  1994                1995
                                                                                                ---------           ---------
               Cash flows from operating activities:
                  Cash received from customers and affiliates                                    $ 23,172            $ 27,160
                  Cash paid to suppliers and employees                                            (10,753)            (15,453)
                  Interest and other income received                                                  800                 496
                  Interest paid                                                                      (401)               (939)
                  Cash paid for income taxes                                                       (1,258)               (120)
                                                                                                 --------            --------
                      Net cash provided by operating activities                                    11,560              11,144
                                                                                                 --------            --------
               Cash flows from investing activities:
                  Capital and drydocking expenditures                                              (6,958)             (3,543)
                  Sale of marketable securities                                                    27,310
                  Increase in reserve funds                                                          (890)               (254)
                  Affiliate loan repayments                                                                               445
                  Sale of property and equipment                                                      475                 114
                  Other                                                                               (55)                 86
                                                                                                 --------            --------
                      Net cash provided (used) by investing activities                             19,882              (3,152)
                                                                                                 --------            --------
               Cash flows from financing activities:
                  Payment of long-term debt                                                        (5,854)             (1,734)
                  Issuance of common stock                                                             45                  53
                                                                                                 --------            --------
                      Net cash used by financing activities                                        (5,809)             (1,681)
                                                                                                 --------            --------
               Net increase in cash and equivalents                                                25,633               6,311
               Cash and equivalents at beginning of period                                          7,013               8,572
                                                                                                 --------            --------
               Cash and equivalents at end of period                                             $ 32,646            $ 14,883
                                                                                                 ========            ========

                        HORNBECK OFFSHORE SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)
                                  (continued)


                                                                                                        SIX MONTHS
                                                                                                       ENDED JUNE 30
                                                                                                -----------------------------
                                                                                                  1994                1995
                                                                                                ---------           ---------
               Reconciliation of net income to net cash
                 provided by operating activities:
                  Net income                                                                     $  3,378            $  2,066
                  Adjustments to reconcile net income to
                    net cash provided by operating activities:
                      Depreciation and amortization                                                 4,791               6,663
                      Other non cash (income) expense, net                                            238                (434)
                      Deferred income taxes                                                           641               1,351
                      Equity in (earnings) loss of affiliates                                        (878)                558
               Changes in current assets and liabilities:
                      Accounts receivable                                                           2,240                 432
                      Prepaid and other current assets                                              1,866              (1,031)
                      Accounts payable                                                               (595)              1,530
                      Accrued interest                                                                (35)                (19)
                      Taxes payable                                                                  (490)               (213)
                      Other accrued liabilities                                                       404                 241
                                                                                                 --------            --------
               Net cash provided by operating activities                                         $ 11,560            $ 11,144
                                                                                                 ========            ========



         The accompanying notes are an integral part of this statement.

                        HORNBECK OFFSHORE SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 1995, the condensed consolidated statements of income for the three and six months ended June 30, 1994 and June 30, 1995 and the condensed consolidated statements of cash flows for the six months ended June 30, 1994 and June 30, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.


NOTE 2 - EARNINGS PER SHARE

Primary earnings per share is computed by dividing earnings applicable to common stock by the sum of the weighted average number of shares outstanding during the period plus common stock equivalents unless common stock equivalents are anti-dilutive. Common stock equivalents include the effect of stock options granted to employees.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company has received and is responding to a subpoena for documents from the United States District Court for the Southern District of Texas, Houston Division. The scope of the subpoena suggests an interest in the Company's compliance with certain environmental statutes and regulations, violations of which could carry both civil and criminal liabilities. The subpoena seeks information concerning the Company's vessels since January 1, 1993 regarding vessel operations as they relate to the purchase, use and disposition of petroleum and related products.

It is the Company's policy to comply with all applicable laws, including laws designed to protect the environment. While management and the board of directors of the Company do not believe that any outcome of the investigation would have a material adverse effect on the financial position of the Company, they cannot predict the nature or ultimate outcome of the investigation or any proceeding that might be based thereon. The Company is not a party to any other legal proceedings the results of which could, in the opinion of management, have a material adverse effect upon the financial position of the Company.


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


NOTE 5 - STOCKHOLDER RIGHTS PLAN

The Company adopted a Stockholder Rights Plan on June 20, 1995 designed to assure that all stockholders receive fair treatment in the event of any takeover. The key provision of the Stockholder Rights Plan is a mechanism that will distribute for each outstanding share of the Company's common stock one Right that becomes exercisable upon certain triggering events. Each Right will entitle the holder to buy one one-hundredth of a share of the Company's Series B Junior Participating Preferred Stock, for an exercise price of $60.00. The Rights were distributed to stockholders of record on July 5, 1995. The Rights will trade with the Company's common stock until exercisable.

The Rights may be redeemed by Hornbeck Offshore Services, Inc. for $.01 per Right at any time until ten business days following the first public announcement that an acquiror has acquired the level of ownership that "triggers" the Rights Plan. The Rights extend for ten years and will expire on June 20, 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As the offshore marine services industry is cyclical, periods of increased demand for services result in higher utilization and dayrates. An upward or downward movement in dayrates has little direct impact on operating costs and expenses for a vessel. An increase or decrease in utilization of a vessel will incrementally increase or decrease certain operating costs and expenses but generally not in proportion to the associated revenue change. The Company's results of operations have not been significantly affected by inflation during the past five years. Since the time of the Company's investment in Ravensworth in mid-1993, it has become exposed to potential foreign exchange gains or losses. Through June 30, 1995, the Company has not recorded any significant foreign exchange gains or losses.

The Company seeks to expand its fleet through acquisitions when industry cycles or other factors create attractive purchase opportunities. Through acquisitions, including those described below, the Company has grown to become the operator of the second largest fleet of supply vessels in the Gulf of Mexico and in the world.

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

The Seaboard Acquisition

Effective November 30, 1994, the Company's newly formed 49.9% owned affiliate, Seaboard Holdings Limited, acquired all of the outstanding capital stock of Seaboard Offshore Group Limited (SOGL) which, together with its subsidiaries, owns six safety-standby vessels operating in the North Sea. The acquisition of the SOGL equity securities was accomplished for nominal consideration. To facilitate the transaction, the Company made a Sterling Pound 1.5 million loan to SOGL and guaranteed approximately Sterling Pound 302,000 of SOGL debt. Ravensworth Holdings Limited, the 50.1% owner of the Company's 49.9% owned North Sea affiliate, Ravensworth, guaranteed to the Company the repayment of 50.1% of the loan to SOGL. The Company also acquired a 49.9% interest in Hornbeck Offshore Limited, ("North Sea Manager") which will provide management services to the six Seaboard vessels and the 23 Ravensworth vessels.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities totaled $11,144,000 for the first six months ended June 30, 1995 compared to $11,560,000 in the same period in the prior year. The Company had cash and equivalents of $14,883,000 at June 30, 1995. The change in operating cash flow resulted from lower profitability in 1995 compared to 1994.

In connection with the Oil & Gas Acquisition, the Company entered into a loan agreement (the "Loan Agreement") with a bank, as lender, and as agent for any future lenders who may participate in the loans under the Loan Agreement (collectively, the "Lenders") to provide a portion of the funds for the Oil & Gas Acquisition and a revolving credit facility. Under the Loan Agreement, the Company obtained a term loan in the amount of $20 million, payable over a five-year period in quarterly installments of $714,284 which commenced March 31, 1995, with the balance due November 15, 1999. The term loan is secured by the thirteen acquired Oil & Gas Vessels. The Loan Agreement also provides for a revolving credit facility of up to $10 million based on a Borrowing Base (as defined in the Loan Agreement) comprised of eligible accounts receivable of the Company and its subsidiaries. The loans bear interest at the agent's prime rate or, at the election of the Company, at LIBOR plus 1%.

The Company anticipates it will be able to generate sufficient cash flow from operations to meet its debt repayment and capital expenditure requirements and be in a position to invest a portion of its cash flow in other acquisitions in the offshore marine services industry. Planned growth will be funded through future cash flow and/or additional debt or equity financing. The Company believes that it possesses sufficient unencumbered assets (recognizing that only 22 of the 56 U.S. flag vessels in which the Company has an ownership interest constitute collateral for outstanding debt) to support future debt financing.

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

The Company's commitments for future capital expenditures were not material at June 30, 1995. The Company is subject to regulations which require supply vessels to be drydocked twice in a five-year period and, therefore, each year a portion of the Company's vessels undergo routine drydocking for maintenance and repairs.

RESULTS OF OPERATIONS

Six months ended June 30, 1995 versus six months ended June 30, 1994:

Revenues increased by $5,415,000 or 25% from $21,313,000 in the first six months of 1994 to $26,728,000 in the first six months of 1995. Relevant fleet statistics affecting the Company's revenues are as follows:

                                                                                  SIX MONTHS ENDED JUNE 30
                                                                                ------------------------------
                                                                                 1994                    1995
                                                                                ------                  ------
               Average supply vessel dayrate                                    $3,529                  $3,061
               Average fleet utilization                                           72%                     79%
               Number of vessels in fleet                                           53                      61
                        at end of period

Revenues increased due to the increased fleet utilization and the larger number of vessels in the fleet. This increase was partially offset by the impact of lower dayrates. Direct labor and other operating expenses increased from $11,084,000 in the first six months of 1994 to $14,149,000 in the first six months of 1995, an increase of $3,065,000 or 28%. This increase is due to the increased fleet utilization and the increased number of vessels in the fleet in 1995. Depreciation and amortization also increased because of the acquisition of vessels since June of 1994. Average depreciation on a per vessel basis increased in 1995 because vessels acquired since June of 1994 cost more than the average vessel in the existing fleet. General and administrative expenses increased $324,000 or 18% from $1,783,000 in the first six months of 1994 to $2,107,000 in the first six months of 1995 primarily because of the increase in shore-based staff to support the increased fleet size and legal fees associated with the subpoena for documents from the United States District Court.

The Company reported a gain on the sale of assets totaling $427,000 for the first half of 1995 which is primarily attributable to the sale of a vessel in June 1995. The Company also reported a loss of $558,000 representing its share of losses of certain affiliates for the six months ended June 30, 1995 as compared to income of $877,000 in the same period of the prior year. The Company's North Sea safety standby vessel affiliates recognized losses because of lower revenues due primarily to decreased utilization and dayrates and because of higher expense levels associated with certain vessels being repaired or upgraded in anticipation of stronger market demand in the second half of 1995. Interest expense increased $519,000 or 130% because of the additional borrowings made in November 1994 in connection with the Oil & Gas acquisition.

Income taxes represent a lower or higher percentage of pretax income than an expected "statutory" rate of approximately 35% due primarily to the fact that no income tax effect is recognized for the Company's equity in earnings of foreign affiliates. Additionally, in 1995, certain property taxes paid on vessels generate state income tax credits which lower effective state tax rates.

Three months ended June 30, 1995 versus three months ended June 30, 1994:

Revenues increased $4,249,000 or 43% from $9,808,000 in the second quarter of 1994 to $14,057,000 in the second quarter of 1995. The increase was primarily attributable to higher utilization and fleet size partially offset by lower average dayrates as reflected in the following table:

                                                                                 THREE MONTHS ENDED JUNE 30
                                                                                ------------------------------
                                                                                 1994                    1995
                                                                                ------                  ------
               Average supply vessel dayrate                                    $3,271                  $2,983
               Average fleet utilization                                            70%                     84%
               Number of vessels in fleet                                           53                      61
                        at end of period

Direct labor and other operating expenses increased from $5,319,000 in the second quarter of 1994 to $7,107,000 in the second quarter of 1995, an increase of $1,788,000 or 34%. This increase is due to the increase in fleet utilization and the increased number of vessels in the fleet in 1995.

Depreciation and amortization increased $920,000 or 38% in the second quarter of 1995 compared to the second quarter of 1994. This increase is due primarily to the increase in the number of vessels in the fleet in 1995. General and administrative expenses increased

$287,000 or 34% from $849,000 in the second quarter of 1994 to $1,136,000 in the second quarter of 1995 primarily because of the increase in shore-based staff to support the increased fleet size and legal fees associated with the subpoena for documents from the United States District Court.

A $445,000 gain recognized on the sale of a vessel along with losses recognized on the sales of other assets resulted in the Company reporting a $427,000 gain on sale of assets in the second quarter of 1995.

Equity in earnings (loss) of affiliates decreased $836,000 from earnings of $609,000 in the second quarter of 1994 to a loss of $227,000 in the second quarter of 1995. The Company's North Sea safety standby vessel affiliates recognized losses because of lower revenues due primarily to decreased utilization and dayrates.

Interest expense increased $285,000 from $167,000 in the second quarter of 1994 to $452,000 in the second quarter of 1995. This increase was caused by the additional borrowings made in November 1994 in connection with the Oil & Gas acquisition.

                          PART II - OTHER INFORMATION



                 Item 1. See Note 3 - Commitments and Contingencies in the accompanying financial information.

                 Item 2.              Not applicable

                 Item 3.              Not applicable

                 Item 4.

                 The annual meeting of stockholders was held on May 3, 1995. Two matters were submitted to a vote of the stockholders. The stockholders were asked to approve an amendment to the Company's 1991 Restricted Stock Plan for Non-Employee Directors to increase the annual award to non-employee directors and to accelerate the vesting of the restricted stock awards. The amendment was approved with 10,131,267 votes cast for the amendment, 1,399,057 cast against and 602,714 abstentions.

                 The other matter submitted to a vote of the stockholders was the election of directors. There was no solicitation in opposition to the management's nominees listed in the proxy statement. The following table sets forth each person nominated as director and the number of votes cast for, against or withheld and the number of abstentions or broker non-votes with respect to each such nominee.


                                                                                 VOTES                                ABSTENTIONS
                                                                       --------------------------                      AND BROKER
                                          NOMINEE                         FOR            AGAINST      WITHHELD          NON-VOTE
                                  --------------------                 ----------        --------     --------        -----------
                                  Larry D. Hornbeck                    12,156,655          50,474        --                --
                                  Robert Schuller, Jr.                 12,203,146           3,983        --                --
                                  Billy Pugh                           12,202,446           4,683        --                --
                                  Warren Idsal                         12,203,146           3,983        --                --
                                  Anthony Henfrey                      12,203,146           3,983        --                --
                                  L.E. Simmons                         12,155,955          51,174        --                --
                                  Bruce Hunt                           12,156,655          50,474        --                --


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




                                   HORNBECK OFFSHORE SERVICES, INC.
                                   (Registrant)



DATE:       August 10, 1995        By:
                                      ---------------------------------------
                                      Larry D. Hornbeck, Chairman of the Board,
                                       President and Chief Executive Officer




DATE:       August 10, 1995        By:
                                      ---------------------------------------
                                      Robert W. Hampton, Vice President,
                                      Treasurer and Chief Financial Officer

                              INDEX TO EXHIBITS

                     Exhibit 27  Financial Data Schedule