Form 10-Q
period 1995-09-30
HORNBECK OFFSHORE SERVICES INC
filed 1995-11-08
CIK 354359

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  ---                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
  ---                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X       No
     ---          ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The total number of shares of Common Stock, par value $.10 per share, outstanding as of November 6, 1995 was 13,166,332.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        HORNBECK OFFSHORE SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED) (IN THOUSANDS)


                                                                              DECEMBER 31,        SEPTEMBER 30,
                                                                                 1994                 1995
                                                                             ------------        -------------
                        Assets
                        ------

 Cash and equivalents                                                          $    8,572           $   19,625
 Accounts receivable                                                               11,747               11,477
 Prepaid and other current assets                                                   2,001                2,236
                                                                               ----------           ----------
       Total current assets                                                        22,320               33,338
 Property and equipment, net                                                      101,563               94,584

 Investment in affiliated company                                                  16,851               14,584
 Reserve funds and restricted cash                                                  1,280                1,185
 Other assets, net                                                                  5,868                7,827
                                                                               ----------           ----------
                                                                               $  147,882           $  151,518
                                                                               ==========           ==========

         Liabilities and shareholders' equity
         ------------------------------------

 Accounts payable                                                              $    1,570           $    2,083
 Accrued interest                                                                      86                  414

 Income taxes payable                                                                 358                  166
 Other liabilities                                                                  2,092                2,495
 Current portion of long-term debt                                                  3,467                4,299
                                                                               ----------           ----------
       Total current liabilities                                                    7,573                9,457
 Long-term debt                                                                    21,023               17,878

 Deferred income taxes                                                             12,379               14,719
 Stockholders' equity:
       Common stock                                                                 1,324                1,317
       Additional paid-in capital                                                  83,639               81,998
       Retained earnings                                                           21,944               26,149
                                                                               ----------           ----------
                Total stockholders' equity                                        106,907              109,464
                                                                               ----------           ----------
                                                                               $  147,882           $  151,518
                                                                               ==========           ==========

         The accompanying notes are an integral part of this statement.

                        HORNBECK OFFSHORE SERVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                      THREE MONTHS                       NINE MONTHS
                                                                   ENDED SEPTEMBER 30                 ENDED SEPTEMBER 30
                                                                -----------------------           ------------------------
                                                                  1994           1995                1994           1995
                                                               ---------       --------           ---------      ---------
 Revenues                                                       $ 10,418       $ 14,603           $  31,731      $  41,331

 Cost and expenses:
    Direct labor and other operating expenses                      5,660          7,401              16,744         21,550
    Depreciation and amortization                                  2,430          3,334               7,144          9,977
    General and administrative expenses                              819            891               2,602          2,998
                                                                --------       --------           ---------      ---------
                                                                   8,909         11,626              26,490         34,525
                                                                --------       --------           ---------      ---------

 Other income (expense):
    Foreign exchange gain (loss)                                                    (26)                                19
    Gain/(Loss) on sale of assets                                    689             (2)                694            427
    Equity in earnings (loss) of affiliates                          485            223               1,362           (335)
    Other costs and expenses                                         (39)            (6)               (116)           (25)

    Interest and other income                                        433            319               1,083            837
    Interest expense                                                (138)          (429)               (538)        (1,348)
                                                                --------       --------           ---------      ---------
                                                                   1,430             79               2,485           (425)
                                                                --------       --------           ---------      ---------

 Income before income taxes                                        2,939          3,056               7,726          6,381
 Income taxes                                                        804            917               2,213          2,176
                                                                --------       --------           ---------      ---------
    Net income                                                  $  2,135       $  2,139           $   5,513      $   4,205
                                                                ========       ========           =========      =========

 Earnings per share                                             $   0.16       $   0.16           $    0.41      $    0.32


 Weighted average shares outstanding                              13,476         13,350              13,479         13,352
    (in thousands)

         The accompanying notes are an integral part of this statement.

                        HORNBECK OFFSHORE SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                               NINE MONTHS
                                                                                           ENDED SEPTEMBER 30
                                                                                    ------------------------------
                                                                                      1994                  1995
                                                                                    ---------           ----------
 Cash flows from operating activities:

    Cash received from customers and affiliates                                     $ 33,488             $ 41,602
    Cash paid to suppliers and employees                                             (15,879)             (23,521)
    Interest and other income received                                                 1,211                  780
    Interest paid                                                                       (503)              (1,021)
    Cash paid for income taxes                                                        (1,212)                (256)
                                                                                    --------             --------
       Net cash provided by operating activities                                      17,105               17,584
                                                                                    --------             --------
 Cash flows from investing activities:
    Capital and drydocking expenditures                                               (9,133)              (6,205)
    Sale of marketable securities                                                     27,310
    Increase in reserve funds                                                           (890)                (253)
    Affiliate loan repayments                                                                                 738
    Sale of property and equipment                                                     3,046                1,087
    Other                                                                               (117)                 (44)
                                                                                    --------             --------
    Net cash provided (used) by investing activities                                  20,216               (4,677)
                                                                                    --------             --------

 Cash flows from financing activities:
    Payment of long-term debt                                                         (5,991)              (1,907)
    Issuance of common stock                                                              44                   53
    Repurchase of Series I Preferred Stock and Warrants                                 (881)
                                                                                    --------             --------
       Net cash used by financing activities                                          (6,828)              (1,854)
                                                                                    --------             --------
 Net increase in cash and equivalents                                                 30,493               11,053
 Cash and equivalents at beginning of period                                           7,013                8,572
                                                                                    --------             --------
 Cash and equivalents at end of period                                              $ 37,506             $ 19,625
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

                        HORNBECK OFFSHORE SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)
                                  (continued)


                                                                                            NINE MONTHS
                                                                                         ENDED SEPTEMBER 30
                                                                                   ------------------------------
                                                                                      1994                1995
                                                                                  ----------           ----------
 Reconciliation of net income to net cash

   provided by operating activities:
    Net income                                                                      $  5,513             $  4,205
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization                                                   7,260               10,004
       Other non cash expense, net                                                       251                   32
       Deferred income taxes                                                           1,476                2,340
       Gain on sale of assets                                                           (690)                (427)
       Equity in (earnings) loss of affiliates                                        (1,362)                 335
 Changes in current assets and liabilities:
       Accounts receivable                                                             2,337                  270
       Prepaid and other current assets                                                  844                 (227)
       Accounts payable                                                                1,163                  513
       Accrued interest                                                                  (16)                 328
       Taxes payable                                                                    (475)                (192)
       Other accrued liabilities                                                         804                  403
                                                                                    --------             --------
 Net cash provided by operating activities                                          $ 17,105             $ 17,584
                                                                                    ========             ========



         The accompanying notes are an integral part of this statement.

                        HORNBECK OFFSHORE SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 1995, the condensed consolidated statements of income for the three and nine months ended September 30, 1994 and September 30, 1995 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1994 and September 30, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.


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


NOTE 5 - STOCKHOLDER RIGHTS PLAN

The Company adopted a Stockholder Rights Plan on June 20, 1995 designed to assure that all stockholders receive fair treatment in the event of any takeover. The key provision of the Stockholder Rights Plan is a mechanism that will distribute for each outstanding share of the Company's common stock one Right that becomes exercisable upon certain triggering events. Each Right will entitle the holder to buy one one- hundredth of a share of the Company's Series B Junior Participating Preferred Stock, for an exercise price of $60.00. The Rights were distributed to stockholders of record on July 5, 1995. The Rights will trade with the Company's common stock until exercisable.

The Rights may be redeemed by the Company for $.01 per Right at any time until ten business days following the first public announcement that an acquiror has acquired the level of ownership that "triggers" the Rights Plan. The Rights extend for ten years and will expire on June 20, 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating revenue is directly affected by average dayrates and fleet utilization which are closely aligned with the offshore oil and gas exploration and development industry. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources. Although different geographic markets were affected at different times and to varying degrees, the level of activity in the oil and gas exploration and development industry and, therefore, the offshore marine services industry, was depressed in the U.S. Gulf of Mexico during the middle 1980's. In the period from 1988 through the first half of 1995, the U.S. Gulf of Mexico's market experienced several periods of increased offshore activity as well as periods, both seasonal and otherwise, where demand for offshore marine services decreased. Many industry experts anticipate that increased natural gas demand will increase drilling and workover activity in the U.S. Gulf. On the other hand, a reduced level of oil and gas prices could lead to less exploration and development of offshore areas, reduced activity for the offshore marine services industry, and an adverse effect on the Company's financial condition and results of operations. In the North Sea, following the Company's 1993 acquisition of its Ravensworth affiliate, safety standby vessel demand declined due to lower drilling activity caused by oil price declines and certain tax law changes affecting that area. In 1995, the industry has experienced increased drilling activity in the North Sea; however, there is a relatively small oversupply of safety standby vessels available for charter which is causing a weakness in that market. Recently, advances in technology used in exploring for and developing oil and gas reserves has increased drilling success rates and efficiency contributing to higher offshore drilling activity levels. Oil and gas exploration and production companies can develop reserves in a lower energy price environment because of this improved technology which has led to lower finding costs. The Company cannot predict future demand levels for its markets.

As the offshore marine services industry is cyclical, with periods of increased demand for services resulting in higher utilization and dayrates and periods of lower demand resulting in lower utilization and dayrates. An upward or downward movement in dayrates has little direct impact on operating costs and expenses for a vessel. An increase or decrease in utilization of a vessel will incrementally increase or decrease certain operating costs and expenses but generally not in proportion to the associated revenue change. The Company's results of operations have not been significantly affected by inflation during the past five years. Since the time of the Company's investment in Ravensworth in mid-1993, it has become exposed to potential foreign exchange gains or losses. Through September 30, 1995, the Company has not recorded any significant foreign exchange gains or losses.

The Company seeks to expand its fleet through acquisitions when industry cycles or other factors create attractive purchase opportunities. Through acquisitions, including those described below, the Company has grown to become the operator of the second largest fleet of supply vessels in the Gulf of Mexico and in the world.

The Oil & Gas Vessel Acquisition

On November 15, 1994, the Company added to its fleet of vessels operating in the Gulf of Mexico by completing the acquisition (the "Oil & Gas Vessel Acquisition") of thirteen (13) large offshore supply vessels and related assets (collectively, the "Oil & Gas Vessels") from Oil & Gas Rental Services, Inc. for aggregate consideration of $46,000,000 in cash.

The Company financed a portion of the purchase price with a new $20,000,000 term loan secured by the Oil & Gas Vessels and by drawing down $3,000,000 under its new revolving credit facility. The Company obtained the remainder of the purchase price from its cash reserves.

The Oil & Gas Vessels are considered to be among the highest quality boats operating in the Gulf of Mexico. The Oil & Gas Vessels include four 220 foot vessels and seven vessels between 188 and 192 feet. Because the vessels are all large, high-quality boats, they command premium dayrates which can run as high as 30-50% above those for standard 180 foot supply boats.

The Seaboard Acquisition

Effective November 30, 1994, the Company's newly formed 49.9% owned affiliate, Seaboard Holdings Limited, acquired all of the outstanding capital stock of Seaboard Offshore Group Limited (SOGL) which, together with its subsidiaries, owns six safety-standby vessels operating in the North Sea (the "Seaboard Acquisition"). The acquisition of the SOGL equity securities was accomplished for nominal consideration. To facilitate the transaction, the Company made a
L.1.5 million loan to SOGL and guaranteed approximately L.302,000 of SOGL debt. Ravensworth Holdings Limited, the 50.1% owner of the Company's 49.9% owned North Sea affiliate, Ravensworth, guaranteed to the Company the repayment of 50.1% of the loan to SOGL. Through its 49.9% owned affiliate, Hornbeck Offshore Limited ("North Sea Manager"), formed in connection with the Seaboard Acquisition, the Company positioned itself to provide management for all of its operations in the North Sea.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities totaled $17,584,000 for the first nine months ended September 30, 1995 compared to $17,105,000 in the same period in the prior year. The Company had cash and equivalents of $19,625,000 at September 30, 1995.

In connection with the Oil & Gas Vessel Acquisition, the Company entered into a loan agreement (the "Loan Agreement") with a bank, as lender, and as agent for any future lenders who may participate in the loans under the Loan Agreement (collectively, the "Lenders") to provide a portion of the funds for the Oil & Gas Vessel Acquisition and a revolving credit facility. Under the Loan Agreement, the Company obtained a term loan in the amount of $20 million, payable over a five-year period in quarterly installments of $714,284 which commenced March 31, 1995, with the balance due November 15, 1999. The term loan is secured by the thirteen acquired Oil & Gas Vessels. The Loan Agreement also provides for a revolving credit facility of up to $10 million based on a Borrowing Base (as defined in the Loan Agreement) comprised of eligible accounts receivable of the

Company and its subsidiaries. The loans bear interest at the agent's prime rate or, at the election of the Company, at LIBOR plus 1%.

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

Pursuant to an option agreement entered into in connection with the Ravensworth acquisition, the Company may acquire the remaining 50.1% of Ravensworth equity that it does not presently own during the period January 1, 1995 through March 31, 1997. The option price will bear interest from the original acquisition date and the option prices are subject to upward or downward adjustment based on actual Ravensworth EBDIT performance. Performance of the North Sea Manager and of Seaboard is combined with that of Ravensworth for purposes of making such EBDIT calculations. Based on Ravensworth's EBDIT performance in 1994, the option price for the 9.9% option exercised effective July 23, 1993 was adjusted downward by approximately $1,800,000, resulting in the surrender and cancellation of approximately 106,000 shares of the Company's common stock originally issued as partial consideration for such option exercise. Assuming no performance adjustments and exercises of the options on March 31, 1996 and March 31, 1997, the total future purchase price, including interest amounts to a payment of approximately $5.7 million in cash together with $11.4 million of Hornbeck common stock. Pursuant to option agreements entered into in connection with the formation of the North Sea Manager and the Seaboard Acquisition, the Company may acquire the remaining 50.1% of the North Sea Manager and Seaboard that it does not presently own. In connection with the exercise of its options to acquire the remaining outstanding capital stock of Ravensworth, the Company will be entitled to receive for no additional consideration a corresponding amount of the remaining equity interests in North Sea Manager. Provided that the Company has exercised its options to acquire the remainder of the capital stock of Ravensworth, the Company may exercise an option to acquire the remaining outstanding capital stock of Seaboard.

The Company's commitments for future capital expenditures were not material at September 30, 1995. The Company is subject to regulations which require supply vessels to be drydocked twice in a five-year period and, therefore, each year a portion of the Company's vessels undergo routine drydocking for maintenance and repairs.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 versus nine months ended September 30, 1994:

Revenues increased by $9,600,000 or 30% from $31,731,000 in the first nine months of 1994 to $41,331,000 in the first nine months of 1995. Relevant fleet statistics affecting the Company's revenues are as follows:

                                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                                       ------------------------------
                                                                         1994                   1995
                                                                        ------                 -------
 Average supply vessel dayrate                                         $ 3,332                 $ 3,108
 Average fleet utilization                                                  75%                     80%

 Number of vessels in fleet                                                 53                      61
       at end of period

Revenues increased due to the increased fleet utilization and the larger number of vessels in the fleet. This increase was partially offset by the impact of lower dayrates. Direct labor and other operating expenses increased from $16,744,000 in the first nine months of 1994 to $21,550,000 in the first nine months of 1995, an increase of $4,806,000 or 29%. This increase is due to the increased fleet utilization and the increased number of vessels in the fleet in 1995. Depreciation and amortization also increased because of the acquisition of vessels since September of 1994. Average depreciation on a per vessel basis increased in 1995 because vessels acquired since September of 1994 cost more than the average vessel in the existing fleet. General and administrative expenses increased $396,000 or 15% from $2,602,000 in the first nine months of 1994 to $2,998,000 in the first nine months of 1995 primarily because of the increase in shore- based staff to support the increased fleet size and higher legal fees.

The Company reported a gain on the sale of assets totaling $427,000 for the first nine months of 1995 which is primarily attributable to the sale of a vessel in June 1995 compared to a gain of $694,000 reported in the first nine months of 1994, a decrease of $267,000. The Company also reported a loss of $335,000 representing its share of losses of certain affiliates for the nine months ended September 30, 1995 as compared to income of $1,362,000 in the same period of the prior year. The Company's North Sea safety standby vessel affiliates recognized losses because of lower revenues due primarily to decreased utilization and dayrates. Interest expense increased $810,000 or 151% because of the additional borrowings made in November 1994 in connection with the Oil & Gas Vessel Acquisition.

Income taxes represent a lower or higher percentage of pretax income than an expected "statutory" rate of approximately 35% due primarily to the fact that no income tax effect is recognized for the Company's equity in earnings of foreign affiliates. Additionally, in 1995, certain property taxes paid on vessels generate state income tax credits which lower effective state tax rates.

Three months ended September 30, 1995 versus three months ended September 30, 1994:

Revenues increased $4,185,000 or 40% from $10,418,000 in the third quarter of 1994 to $14,603,000 in the third quarter of 1995. The increase was primarily attributable to higher dayrates and fleet size as reflected in the following table:

                                                                      THREE MONTHS ENDED SEPTEMBER 30
                                                                      -------------------------------
                                                                         1994                1995
                                                                       -------               ------
 Average supply vessel dayrate                                         $ 2,993               $3,197
 Average fleet utilization                                                  81%                  82%
 Number of vessels in fleet                                                 53                   61
       at end of period

Direct labor and other operating expenses increased from $5,660,000 in the third quarter of 1994 to $7,401,000 in the third quarter of 1995, an increase of $1,744,000 or 31%. This increase is due to the increase in the number of vessels in the fleet in 1995.

Depreciation and amortization increased $904,000 or 37% in the third quarter of 1995 compared to the third quarter of 1994. This increase is due primarily to the increase in the number of vessels in the fleet in 1995. General and administrative expenses increased $72,000 or 9% from $819,000 in the third quarter of 1994 to $891,000 in the third quarter of 1995 primarily because of the increase in shore-based staff to support the increased fleet size.

A $689,000 gain was recognized on the sale of vessels in the third quarter of 1994 and there were no gains recognized in the third quarter of 1995.

Equity in earnings of affiliates decreased $262,000 from earnings of $485,000 in the third quarter of 1994 to earnings of $223,000 in the third quarter of 1995. The Company's North Sea safety standby vessel affiliates recognized lower income because of lower revenues due primarily to decreased utilization and dayrates.

Interest expense increased $291,000 from $138,000 in the third quarter of 1994 to $429,000 in the third quarter of 1995. This increase was caused by the additional borrowings made in November 1994 in connection with the Oil & Gas Vessel Acquisition.

Income taxes represent a lower or higher percentage of pretax income than an expected "statutory" rate of approximately 34% due primarily to the fact that no income tax effect is recognized for the Company's equity in earnings of foreign affiliates.

                          PART II - OTHER INFORMATION



Item 1. For a description of certain legal proceedings involving the Company, see the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and Note 3 to the Notes to Condensed Consolidated Financial Statements in Part I hereof.

Item 2.          Not applicable

Item 3.          Not applicable

Item 4.          Not applicable

Item 5.          Other Information

Item 6.          Exhibits and Reports on Form 8-K

                 (a)    Exhibits
                        27 - Financial Data Schedule
                 (b)    Reports on Form 8-K - None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           HORNBECK OFFSHORE SERVICES, INC.
                                           (Registrant)



 DATE:       November 8, 1995       By:     /s/  Larry D. Hornbeck
                                           ----------------------------------
                                           Larry D. Hornbeck, Chairman of the
                                            Board, President and Chief
                                            Executive Officer





 DATE:       November 8, 1995       By:     /s/  Robert W. Hampton
                                           ----------------------------------
                                           Robert W. Hampton, Vice President,
                                            Treasurer Chief Financial Officer

                               INDEX TO EXHIBITS


      Exhibit             Decription
      -------             ----------
        27                Financial Data Schedule