Form 10-K
period 1995-12-31
HORNBECK OFFSHORE SERVICES INC
filed 1996-02-21
CIK 354359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period_______to______

                         Commission File Number 0-10809

                        HORNBECK OFFSHORE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            74-2153030
(State or other jurisdiction of                             (I.R.S. employer
  incorporation or organization)                          identification number)

       7707 Harborside Drive                                            77554
          Galveston, Texas                                            (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (409) 744-9500

           Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                          WHICH REGISTERED
-------------------                                    -------------------------
        None

           Securities Registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.10 par value per share
                         Preferred Stock Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes     [ ] No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the Registrant held by nonaffiliates as of February 15, 1996, was approximately $239,110,990. The total number of shares of Common Stock issued and outstanding as of February 15, 1996, was 13,234,428.

         Documents incorporated by reference:
            None

                                     PART 1

ITEM 1. BUSINESS

GENERAL

     The Company is engaged in the offshore marine services business serving the oil and gas industry primarily in the Gulf of Mexico through its operation and management of a diversified fleet of 61 vessels, consisting of supply, tug/supply, crew and specialty service vessels. The Company currently uses such vessels to provide a wide range of services, such as transporting supplies necessary to sustain drilling, workover and production activities; supporting offshore pipelaying and construction, and assisting geophysical evaluation. Fifty-six of these vessels are owned, four are chartered and one is managed by the Company. The Company operates the second largest fleet of supply vessels both in the Gulf of Mexico and in the world. The Company also has 49.9% equity interests in Ravensworth Investments Limited, an Isle of Man-based company ("Ravensworth"), and Seaboard Holdings Limited, an Aberdeen, Scotland-based company ("Seaboard"), which together have the largest safety standby fleet operating in the North Sea, a combined total of 29 vessels. Founded in 1981, the Company is headquartered in Galveston, Texas and also conducts its Gulf of Mexico operations from its office in Morgan City, Louisiana. North Sea operations of Ravensworth and Seaboard are conducted from offices in Douglas, Isle of Man, and Aberdeen, Scotland.

     The Company's operating strategy is to provide its customers with high-quality, quick-response service and a well-equipped and maintained fleet of vessels. Offshore supply fleets compete on the basis of a variety of factors, including quality and type of equipment, price, service and reputation. Management believes that the Company's operating capabilities and reputation in the offshore marine services industry allow it to compete favorably with other fleets in the Gulf of Mexico.

     Before entering into an agreement and plan of merger with Tidewater, Inc. on December 21, 1995, management had identified several strategies for future growth. If the merger contemplated in the Merger Agreement (as defined below) does not occur, the Company, which has made three significant Gulf fleet acquisitions and several smaller acquisitions since 1990, will continue to search for opportunities to enhance its position in the Gulf of Mexico through the strategic acquisition of vessels available in that market. The Company also will seek to increase the size of its fleet by purchasing or building new vessels if market conditions justify such purchases or construction. Additionally, the Company will continue to pursue potential opportunities for growth in the offshore marine services business in international markets, as evidenced by its July 1993 purchase of a substantial interest in Ravensworth and November 1994 purchase of a substantial interest in Seaboard.

RECENT EVENTS

     THE MERGER. On December 21, 1995, the Company signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with Tidewater, Inc. ("Tidewater") providing for a business combination (the "Merger") between the Company and Tidewater in which a wholly owned subsidiary of Tidewater will be merged with and into the Company, the Company will become a wholly owned subsidiary of Tidewater and the holders of the Company's stock will be issued Tidewater common stock in a transaction intended to qualify as a pooling of interests for accounting purposes and as a tax-free reorganization within the meaning of
Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes. Pursuant to the Merger Agreement, upon consummation of the Merger, each share of the Company's Common Stock that is issued and outstanding at the Effective Time (as defined below) will be converted, subject to the adjustment discussed in the following sentence, into the right to receive
 .667 of a share of common stock, $.10 par value per share, of Tidewater (the "Tidewater Common Stock"), together with certain associated rights under the Tidewater Restated Rights Agreement dated as of December 17, 1993, by and between Tidewater and the First National Bank of Boston, as rights agent (the "Tidewater Stockholder Rights Plan"). The Merger Agreement provides that if the Average Market Price (as defined below) of a share of Tidewater Common Stock is less than $24.50 or exceeds $32.50, then the conversion ratio will be adjusted, provided that the conversion ratio, as so adjusted, will not be less than .60 (if the Average Market Price is more than $32.50) or greater than .74 (if the Average Market Price
                                      - 1 -

is less than $24.50) (as so adjusted, the "Conversion Ratio"). The Merger Agreement further provides that either the Company or Tidewater may terminate the Merger Agreement if the Conversion Ratio at the date of closing of the Merger would be less than .60 or greater than .74, by virtue of the Average Market Price being greater than $36.13 or less than $22.08. The term "Average Market Price" is defined as the average of the daily closing sale prices of a share of Tidewater Common Stock on the New York Stock Exchange as reported in THE WALL STREET JOURNAL for the ten consecutive trading days that end on the second trading day immediately prior to the date of the closing of the Merger. Each holder of the Company's Common Stock entitled upon conversion to a fractional share of Tidewater Common Stock will, in lieu thereof, receive a cash payment (without interest) equal to the product of the Average Market Price and such fraction.

     The Company and Tidewater were required to make certain filings pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR"), with respect to the proposed Merger and made such filings on January 2, 1996. The waiting period under HSR expired on February 1, 1996, without the imposition of any obstacles to the Merger. The Board of Directors of the Company has recommended that the Company's stockholders adopt the Merger Agreement and on or about February 8, 1996, the Company mailed to its stockholders of record on January 31, 1996 a notice of special meeting to be held on March 13, 1996, and related proxy materials with respect to the proposed adoption of the Merger Agreement. In addition to the approval of the Company's stockholders and HSR clearance, the consummation of the Merger Agreement is conditioned upon the satisfaction of certain conditions set forth in the Merger Agreement, including the receipt by each party of customary legal opinions, certificates, consents, resolutions and reports from the other and from third parties and confirmation of certain tax opinions and accountants' opinions or letters. Tidewater and the Company intend to consummate the Merger as soon as practicable following satisfaction or waiver of the conditions thereto. The Merger will become effective at the time (the "Effective Time") and on the date (the "Effective Date") the Certificate of Merger is filed with the Secretary of State of Delaware.

     CERTAIN OTHER TERMS OF THE MERGER. The Merger Agreement provides that Tidewater will indemnify and hold harmless each person who was an officer or director of the Company or any of its subsidiaries on December 21, 1995 or who previously served as such at any time after January 1, 1993, from and against all damages, liabilities, judgments and claims based upon or arising out of such person's service in such capacity to the same extent as he or she would have been indemnified under the Restated Certificate of Incorporation or Restated Bylaws of the Company as they were in effect on the date the Merger Agreement was executed. With certain exceptions, the aggregate amount of indemnification payments required to be made by Tidewater to such persons is limited to $50 million. Tidewater has also agreed to pay the insurance premiums required for any extension of the Company's director's and officer's insurance policy following the Effective Date for a period of six years or to provide comparable coverage under a Tidewater policy.

     The Merger Agreement prohibits the Company and its subsidiaries and affiliated entities from, directly or indirectly, soliciting or encouraging the initiation or submission of any inquiries, proposals or other offers regarding any acquisition, merger, takeover bid, sale of all or substantially all of its assets, or sales of shares of capital stock of the Company or similar transactions involving the Company. The Merger Agreement provides that if the Company Board decides after considering advice of outside counsel and financial advisors that it would be consistent with its fiduciary responsibilities to approve or recommend another transaction in lieu of the Merger and therefore withdraws or modifies its recommendation that the Merger Agreement be adopted, the Company may not enter into any agreement for such other takeover proposal until the Merger Agreement is terminated and a termination fee of $6 million in cash (the "Termination Fee") is paid to Tidewater. The Company's obligation to pay the Termination Fee is not incurred if the Company or Tidewater otherwise terminates the Merger Agreement in accordance with its terms.

     The Company and Tidewater may mutually agree to amend the Merger Agreement at any time before or after the Company stockholder approval, provided that no amendment is permissible following the Company stockholder approval if the amendment would by law require further stockholder approval, unless such further stockholder approval is obtained. Either party may waive compliance with any of the agreements or conditions contained in the Merger Agreement other than the satisfaction of all requirements prescribed by law for consummation of the Merger.
                                      - 2 -

     The Merger Agreement may be terminated at any time before the Effective Time (i) by the mutual consent of the Board of Directors of the Company and the Tidewater Board or (ii) by the board of directors of either party if (a) the required approval by the Company's stockholders is not obtained at the Special Meeting, (b) there has been a material breach by the other party of any representation, warranty or covenant in the Merger Agreement which is not cured within 15 days after notice of such breach is given to the breaching party, (c) all conditions to closing have not been met by, or the Merger has not been consummated on or before, November 20, 1996 unless the party seeking to terminate the Merger Agreement is, at such time, in willful and material violation of its representations, warranties or covenants under the Merger Agreement, (d) any governmental entity shall have issued an order, decree, or ruling or taken any other action permanently enjoining, restraining or otherwise prohibiting the Merger and such order, decree, ruling or other action shall have become final and nonappealable, or (e) at the date of closing of the Merger, the Conversion Ratio would be less than .60 or greater than .74. Also, the Company may terminate the Merger if the Board of Directors of the Company withdraws its recommendation of the Merger to the holders of the Company's Common Stock in connection with its approval or recommendation to the holders of the Company's Common Stock of any alternate proposal and pays the Termination Fee to Tidewater.

THE INDUSTRY

     Offshore service vessels are generally used to support offshore oil and gas exploration, development and production and to provide other marine services. The largest class of offshore service vessels are supply vessels (also called workboats), which are capable of transporting drillpipe, drilling fluids and construction materials. Other service vessels include tug/supply vessels, which have more powerful engines and are capable of towing and positioning offshore rigs; crewboats, which transport personnel; special service vessels, including geophysical boats which perform offshore seismic testing functions; and safety vessels, which are available for emergency response services related to oil and gas exploration, drilling and production. Although vessels servicing the offshore oil and gas industry are used to support existing production platforms, incremental vessel demand is largely dependent on new offshore drilling activity associated with new wells or the workover of older wells. Therefore, the demand for offshore service vessels generally correlates with oil and gas prices. The level of activity in the industry has been very cyclical.

    The cyclical nature of the offshore marine services business and the decreased number of vessels have also contributed to a reduction in the number of vessel owning and operating companies. The Company estimates that there are currently 19 other supply vessel operating companies competing in the Gulf of Mexico, significantly lower than estimates made as recently as 1990. Thirteen companies have ten or fewer supply vessels.

     During the fourth quarter of 1992 and calendar 1993, supply vessel operations improved due to increased drilling activity in the Gulf of Mexico coupled with further downsizing of the industry's offshore vessel fleet. From December 1992 to December 1993, the number of contracted drilling rigs in the Gulf of Mexico increased from 109 to 137. In 1994, the number of contracted drilling rigs decreased to a low of approximately 120 before recovering to approximately 140 by year-end. In 1995, the number of contracted drilling rigs decreased before increasing in early 1996 to more than 150. Average industry utilization for offshore supply vessels, however, declined significantly from December 1993 levels of approximately 96% to a low in May 1994 of 80% due primarily to the increased number of vessels in the industry fleet. Company utilization and average supply vessel dayrates have peaked seasonally in late 1994 and 1995 after declining in the second quarter of 1994 and the first quarter of 1995. Recently utilization and dayrates have remained relatively strong compared to comparable periods in the previous year. On February 9, 1996, the utilization rate for the Company's vessels was 97% and the average supply vessel dayrate was approximately $3,650. The Company believes its current utilization and average dayrates are substantially comparable to those of the other major competitors in the offshore marine services business.

                                      - 3 -
COMPANY VESSELS

     The following table compares the number of vessels in the Company's fleet at the dates indicated:


                                                          DECEMBER 31(1)
                                                --------------------------------
                                                1993          1994          1995
                                                ----          ----          ----

Supply/Tug/Supply ....................            49            59            58
Crewboats ............................             2             2             2
Specialty service ....................             2             2             1
                                                  --            --            --
      Total ..........................            53            63            61
                                                  ==            ==            ==
------------
1. Includes vessels bareboat chartered or managed by the Company. Does not include Ravensworth or Seaboard vessels.

     Future demand for the Company's vessels will be influenced by drilling activity in the Gulf of Mexico, by the degree of success of the Company's efforts to market its vessels outside the Gulf of Mexico and by the availability of competing vessels. Management believes that the number of vessels available in the Gulf will continue to decrease because current dayrates in the Gulf of Mexico do not justify the expense of building new vessels and current regulations prohibit foreign operators and foreign registered vessels from entering the offshore marine services business in the Gulf of Mexico. Furthermore, increased activities in overseas areas could result in reduction of Gulf fleet size as vessels are deployed to those areas. It is also possible that additional vessels could be redeployed to the Gulf of Mexico from other areas.

     The Company's management believes that many of the vessels previously servicing the oil and gas industry could not be readily returned to service in the Gulf of Mexico because their condition would not meet U.S. Coast Guard and other industry standards or certain restrictions imposed by the Maritime Administration of the U.S. Department of Transportation ("MARAD") on their return to offshore service vessel use in United States coastal waters. In addition, the entry into the Gulf of Mexico market of certain foreign flag vessels currently operating in foreign waters is restricted as a result of the provisions of the Merchant Marine Act of 1920, which limits vessels carrying merchandise or passengers for hire in domestic waters to U.S. flag vessels, built in U.S. shipyards, which are owned and operated by U.S. citizens.

THE COMPANY'S FLEET

     The Company's fleet has an average age of approximately 15 years. The Company's vessels support the entire range of the offshore exploration and development business, including transporting supplies necessary to sustain drilling, workover and production activities; supporting offshore pipelaying and construction activities; and assisting geophysical evaluation.

     The following table provides information, as of January 31, 1996, regarding the 56 vessels owned, the four vessels bareboat chartered and the one vessel managed by the Company.
                                   LENGTH
                                   OVERALL                       YEAR
NAME                               IN FEET  CLASSIFICATION     COMPLETED    IHP
----                               -------  --------------     ---------    ---

OWNED(1):
HOS War Admiral ..............       220       Supply           1991       4,000
HOS Man O'War ................       220       Supply           1991       4,000
HOS Boss Hoss ................       220       Supply           1991       4,000
HOS Sea Hero .................       220       Supply           1991       4,000

HOS Gallant Fox ..............       214       Supply           1978       3,600
HOS Sly Fox ..................       214       Supply           1978       3,600
HOS Majestic Prince ..........       192       Supply           1979       3,900
HOS Whirlaway ................       192       Supply           1979       3,900
HOS Chief ....................       192       Supply           1982       2,500
HOS Belle ....................       192       Supply           1982       2,500
HOS Dark Star ................       192       Supply           1985       4,600
HOS Native Dancer ............       192       Supply           1975       2,240
HOS Sword Dancer .............       192       Supply           1974       2,240
HOS Normandy .................       191       Tug/Supply       1982       4,600
HOS Bravo ....................       191       Tug/Supply       1982       4,600
HOS Chaleur ..................       191       Tug/Supply       1982       4,600
HOS Liberty ..................       191       Tug/Supply       1982       4,600
HOS Fortune ..................       191       Tug/Supply       1979       4,600
HOS Samson ...................       191       Tug/Supply       1979       4,600
HOS Crusader .................       188       Supply           1981       3,000
HOS High Quest ...............       188       Supply           1980       3,000
HOS Black Gold ...............       188       Supply           1981       3,000
HOS Lone Wolf ................       188       Supply           1981       3,000
HOS Gate Dancer ..............       188       Supply           1981       3,000
HOS Risen Star ...............       185       Supply           1977       3,600
HOS Swaps ....................       185       Supply           1977       3,600
HOS Cavalcade ................       185       Supply           1977       3,600
HOS Dover ....................       185       Supply           1978       3,600
HOS Barrow ...................       185       Supply           1978       3,600
HOS Success ..................       185       Supply           1976       3,600
HOS Conception ...............       185       Supply           1976       3,600
HOS Canonero .................       180       Supply           1975       2,500
HOS Career Boy ...............       185       Supply           1973       2,250
HOS Nashua ...................       180       Supply           1978       2,500
HOS Iron Leige ...............       180       Supply           1979       2,500
HOS Gun Bow ..................       180       Supply           1979       2,500
HOS Gallant Man ..............       180       Supply           1979       2,500
HOS Seattle Slew .............       180       Supply           1979       2,500
HOS High Gun .................       180       Supply           1979       2,500
HOS Avatar ...................       180       Supply           1979       2,500
HOS Bold Ruler ...............       180       Supply           1975       1,800
HOS Alydar ...................       180       Supply           1979       2,100
HOS Alysheba .................       180       Supply           1983       3,600
HOS Affirmed .................       180       Supply           1975       2,100
HOS Bold Forbes ..............       180       Supply           1976       2,240
HOS Agile ....................       180       Supply           1979       3,000
HOS Gallant Knight ...........       175       Supply           1982       1,800
HOS Advocator ................       170       Supply           1976       2,100
HOS Cape Charles .............       166       Supply           1981       1,800
HOS Count Fleet ..............       166       Supply           1976       2,240
HOS Shut Out .................       166       Supply           1977       2,240
HOS Count Turf ...............       166       Supply           1976       2,240
HOS Carry Back ...............       180       Supply           1981       1,800
HOS Secretariat ..............       150       Supply           1980       1,860

HOS Assault .....................    110       Crew             1979       2,025
HOS Messenger ...................    110       Crew             1979       2,025

BAREBOAT CHARTERED:
HOS Bold Venture .................   192       Supply           1981       2,500
HOS Centurion ....................   187       Supply           1982       2,500
HOS Citation .....................   187       Supply           1982       2,500
HOS Determine ....................   185       Supply           1982       2,500

MANAGED:
Gyre ...................             170       Research         1979       2,250
------------
1. At December 31, 1995, 22 vessels owned by the Company were pledged as security for approximately $3,300,000 of MARAD-guaranteed debt and approximately $12,100,000 of bank debt.

CUSTOMERS AND CHARTER TERMS

     Substantially all of the Company's charters in the Gulf of Mexico are short-term contracts (30 to 45 days) or spot contracts (less than 30 days) and all are cancelable upon short notice. The terms of charters are determined through negotiation and vary widely. Because of renewals, the stated duration of charters frequently has little relationship to the actual time a vessel is chartered to a particular customer. Charters are obtained through competitive bidding or, with established customers, through negotiation. The Company believes that the short terms of its charters can be advantageous as they will enable the Company to benefit from any increase in dayrates resulting from increased demand in the offshore marine services industry. Conversely, the short charter terms do not protect the Company against any decrease in utilization or dayrates resulting from a downturn in the industry. As discussed below, Ravensworth and Seaboard generally conduct their business pursuant to longer term contracts for vessel support service.
     The Company's customers consist principally of major and independent oil and gas exploration and development companies. During 1995, the Company's vessels were chartered to approximately 120 different customers. The number and identity of the Company's customers vary from year to year. In past years, several customers have accounted for 10% or more of the Company's consolidated revenues, although the identity of such customers varies from year to year. Typically, invoices for services were paid within 30 to 45 days of the invoice date. Because of the variety and number of customers each year, the Company's management believes that the loss of any one customer would not have a material adverse effect on the Company.

COMPETITION

     The Company currently competes primarily in the Gulf of Mexico with many other owners and operators of offshore marine service vessels. In addition, since vessels can be easily moved from one geographic area to another, additional competition could come from U.S. flag vessels not currently active in the Gulf of Mexico. The Company's North Sea affiliates, Ravensworth and Seaboard, now compete and, if the Company commences work directly in overseas markets it will compete, with many different foreign and U.S. based operators. Competition from foreign operators in the U.S. Gulf of Mexico is restricted as a result of the provisions of the Merchant Marine Act of 1920, which limits vessels carrying merchandise or passengers for hire between two points in domestic waters to U.S. flag vessels, built in U.S. shipyards, which are owned and operated by U.S. citizens. The Company believes it currently operates the second largest fleet of supply vessels in the Gulf of Mexico. Certain of the Company's competitors own more vessels or have greater financial and other resources than the Company. A large number of companies that own a relatively small number of vessels also compete with the Company. Competition in the offshore marine services industry involves such factors as availability of vessels of the type needed by the customer, experience and reputation of the operator and crews, quality of equipment and service, price and charter terms.

CERTAIN GOVERNMENT REGULATIONS

     Many aspects of the offshore marine services industry are subject to direct governmental regulation. The Company is subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board and the U.S. Customs Service, as well as private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessels at will. The operations of Ravensworth and Seaboard and Hornbeck Offshore Limited, an affiliate of the Company (the "North Sea Manager") are subject to direct governmental regulation, including by the Department of Transportation and the Health and Safety Executive of the United Kingdom. If the Company expands its operations to foreign waters, it will also be subject to regulation by other governments.

     In addition to laws and regulations directly affecting the Company, the Company's business is also influenced by laws, regulations and policies which impact the drilling programs of its customers and of the oil and gas industry as a whole.
     The operations of the Company are subject to federal, state and, for onshore activities, local laws and regulations relating to protection of the environment. Although the Company believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in offshore marine service operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, persons or the environment resulting from the Company's operations could result in substantial costs and liabilities to the Company. Without limiting the generality of the foregoing, the Company's operations are subject to the Outer Continental Shelf Lands Act, and regulations promulgated thereunder, which regulate the activities of offshore service vessels, require vessel owners and operators to demonstrate financial and operational responsibility and provide for certain limitations on the liability of vessel owners and operators. The Company's operations also are subject to the Federal Water Pollution Control Act of 1972, as amended, which imposes strict controls against the discharge of oil and other pollutants into surface waters within their jurisdiction. Any hazardous substances transported by the Company are subject to regulation under the Resource Conservation and Recovery Act and the Hazardous Materials Transportation Act. Numerous other environmental laws and regulations also apply to the operations of the Company, and such laws and regulations are subject to frequent changes. The Company's insurance policies provide coverage for accidental occurrences of seepage and pollution and/or cleanup and containment of the foregoing. Although the Company's losses from such occurrences have not historically exceeded its insurance coverage, there is no assurance that this will continue to be the case. Management believes, however, that the Company's insurance coverage is adequate and comparable to that generally carried in the offshore marine services industry.

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

     Under the Merchant Marine Act of 1920, the transportation of merchandise or passengers for hire in domestic waters is limited to vessels owned and operated by U.S. citizens that are built in U.S. shipyards and registered under the laws of the United States. For purposes of these requirements, no corporation is deemed a U.S. citizen unless,
                                      - 7 -

among other things, no more than 25% of any class of its voting securities are owned by non-U.S. citizens, none of the corporation's chief executive officer, president or chairman of the board are non-U.S. citizens and no more than a minority of its board of directors necessary to constitute a quorum are non-U.S. citizens. If the Company should fail to meet any of the foregoing citizenship requirements, its vessels become ineligible to engage in trade in U.S. domestic waters. Furthermore, the foregoing citizenship requirements must be met in order for the Company to continue to qualify for MARAD-guaranteed financing that currently exists with respect to certain of its vessels. Certain provisions of the Company's Restated Certificate of Incorporation are intended to aid in compliance with the foregoing requirements regarding non-U.S. citizen ownership. Based on the composition of its management and board of directors and the most recent annual test of its stock ownership, the Company meets these citizenship requirements.

     Under the provisions of the Restated Certificate of Incorporation (i) any transfer, or attempted or purported transfer, of any shares of capital stock which would result in the ownership or control by one or more persons who is not a U.S. citizen for purposes of United States coastwise domestic shipping (as defined in the Shipping Act of 1916, as amended), of an aggregate percentage of the shares of capital stock in excess of a fixed percentage (the "Permitted Percentage") which is equal to 5% less than the percentage that would prevent the Company from being a U.S. citizen (currently 25%) for purposes of engaging in United States coastwise domestic shipping, will, until such excess no longer exists, be void and ineffective as against the Company; and (ii) if at any time ownership of Common Stock (either of record or beneficial) by persons other than U.S. citizens exceeds the Permitted Percentage, the Company will withhold payment of any dividends on such shares deemed to be in excess of the Permitted Percentage and will suspend the voting rights of such shares.

     Certificates representing the Common Stock bear legends concerning the restrictions on ownership by persons other than U.S. citizens. In addition, the Company's board of directors is authorized to adopt bylaw provisions (i) requiring, as a condition precedent to the transfer of shares on the records of the Company, representations and other proof as to the identity of existing or prospective stockholders; and (ii) establishing and maintaining a dual stock certificate system under which different forms of certificates may be used to indicate whether or not the owner thereof is a U.S. citizen.

SEASONALITY OF BUSINESS

     Demand for the Company's services is directly affected by the level of offshore drilling activity. Budgets of many companies which engage in offshore drilling and exploration activities are based upon a calendar year and, historically, demand for the Company's services has been stronger in the second, third and fourth calendar quarters when allocated budgets are expended by the Company's customers and weather conditions are more favorable for offshore activities. Many other factors such as the expiration dates of drilling leases and the supply of and demand for oil and gas can, however, affect this general trend in any particular year.

NORTH SEA AFFILIATES -- THE RAVENSWORTH AND SEABOARD ACQUISITIONS

BUSINESS

     Ravensworth Investments Limited, an Isle of Man company ("Ravensworth") and Seaboard Holdings Limited, a Scottish company ("Seaboard"), through their subsidiaries, are engaged in the offshore marine services business primarily serving the oil and gas industry in the North Sea by providing safety standby vessels. Under the United Kingdom's Offshore Installations (Emergency Procedures) Regulations 1976 and Code for the Assessment of the Suitability of Standby Vessels, as revised in 1991 (collectively, the "Safety Code"), existing manned platforms and offshore drilling rigs are subject to offshore marine safety requirements and offshore operations and operators are required to engage and maintain the availability of safety standby vessels. The Safety Code requires that a vessel "standby" to provide a means of rescuing platform or rig personnel in the event of an emergency at such an offshore facility.

     Through the combined fleet of 29 vessels, 23 owned and six chartered, Ravensworth and Seaboard provide such safety standby services, generally pursuant to long-term charters. Of the 29 vessels, 24 are currently under charters as of February 12, 1996. Thirteen of these charters expire in 1996, six expire in 1997, two expire in 1999,
                                      - 8 -

one expires in 2002 and two expire in 2003. Charters at Ravensworth and Seaboard are generally terminable upon varying notice periods, and certain charters provide for compensation for early termination or effectively prohibit termination due to charter rates being above then prevailing market rates. Due to the requirement to maintain a safety standby vessel in the operational area 24 hours per day, seven days per week, most charters provide for the safety standby service to be provided without specifying a particular vessel, thus allowing Ravensworth and Seaboard to move their vessels to an alternative project, to shipyards for repairs and maintenance, or to port to exchange crews and take on fuel and supplies, by replacing the primary vessel with a relief vessel. The requirement for constant coverage, however, requires, as a practical matter, that Ravensworth and Seaboard have vessels available for substitution when primary vessels are off-line and therefore prohibits commitment of all vessels to separate full time charters. From time to time, under short-term arrangements, Ravensworth and Seaboard may either charter in other vessels to meet their contractual commitments or charter out their own vessels to enable third parties to meet similar obligations. Recently, safety standby vessel utilization in the North Sea has been negatively affected by sharing arrangements, whereby operations with facilities in close proximity to one another coordinate in order to share safety standby vessel support. The increased drilling activity in the North Sea, however, has offset this sharing trend somewhat and has helped to offset its impact.

      Dayrates for the Ravensworth and Seaboard vessels are not comparable to Gulf of Mexico supply vessel dayrates because (i) they are governed by long-term charters, and (ii) the rates are designed to cover significant additional costs borne by Ravensworth and Seaboard not applicable to supply vessel operations. These additional costs include larger, more expensive crews and fuel costs. Fuel costs are normally paid by the customer in supply vessel operations.

      All of the Ravensworth vessels and all of the Seaboard vessels are operated by Seaboard and Hornbeck Offshore Limited, a 49.9% owned affiliate of the Company (the "North Sea Manager"). The crews and officers who work on the vessels are employed by foreign subsidiaries of Ravensworth and Seaboard.

     Ravensworth has three full time and two part time employees who perform general and administrative functions of the Ravensworth operations and oversee the safety standby operations generally, including the contractual relations with clients. The North Sea Manager has 35 employees who manage the day-to-day operations.

     Ravensworth's 23 vessels are registered as British ships, with ports of registry at Douglas, Isle of Man; Aberdeen, Scotland; Glasgow, Scotland; or London, England. Five of Seaboard's vessels are registered as British ships, and one Seaboard vessel is registered as a Bahamian ship, all with ports of registry at Inverness, Scotland. All of these vessels are subject to the laws of the applicable jurisdiction as to ownership, registration and manning of vessels. In addition, such vessels are subject to the requirements of a number of international conventions to which the jurisdictions where the vessels are registered are parties. Further, vessels operated as safety standby vessels in the U.K. sector of the North Sea are subject to the requirements of the Department of Transport and of the Health and Safety Executive of the United Kingdom pursuant to the Safety Code.

RAVENSWORTH AND SEABOARD FLEETS

     The following table provides information as of January 31, 1996, regarding the 29 vessels in which either Ravensworth or Seaboard has an interest, each of which is a safety standby vessel.
                                                         LENGTH   YEAR
                                                         OVERALL COMPLETED/
NAME                                                     IN FEET CONVERTED  IHP
                                                         ------- ---------- ---

RAVENSWORTH OWNED:
      Hornbeck Snipe ....................................   185   1972/92   3600
      Scott Guardian ....................................   180      1993   2250
      Trafalgar Guardian ................................   180      1994   2250
      Hornbeck Swan .....................................   175   1971/91   4200
      Safe Transporter ..................................   175   1971/90   4200

                                      - 9 -

      Hornbeck Skua .....................................   175   1971/91   4200
      Safe Carrier ......................................   175   1967/90   3000
      Hornbeck Scout ....................................   175   1974/90   2500
      Sunset Baronet ....................................   175   1985/92   2200
      Sunset Earl .......................................   175   1985/91   2200
      Safe Protector ....................................   175   1973/91   2200
      Sunset Searcher ...................................   174   1985/91   4200
      Sunset Seeker .....................................   174   1985/91   4200
      Hornbeck Capella ..................................   168   1968/91   2500
      Hornbeck Swallow ..................................   165   1972/90   2500
      Hornbeck Swift ....................................   165   1973/90   2500
      Hornbeck Castor ...................................   154   1947/90   1100

RAVENSWORTH SALE/CHARTERBACK/REPURCHASE INTEREST:(1)
      Hornbeck Sapphire .................................   182   1980/90   2700
      Hornbeck Supreme ..................................   182   1981/90   2700
      Hornbeck Sentry ...................................   182   1979/90   2700
      Hornbeck Support ..................................   182   1979/90   2700
      Hornbeck Sceptre ..................................   180   1981/90   2700
      Hornbeck Sovereign ................................   180   1979/90   2700

SEABOARD OWNED:
      Hornbeck Implacable ...............................   245   1965/84   2500
      Hornbeck Illustrious ..............................   234   1972/86   2160
      Hornbeck Integrity ................................   231   1969/85   1750
      Hornbeck Intrepid .................................   231   1969/85   1750
      Hornbeck Invincible ...............................   231   1971/86   2400
      Hornbeck Coral ....................................   200   1977/92   4200
------------
1. These six vessels are operated under charters. Pursuant to agreements entered into at the time the vessels were sold and chartered back, Ravensworth may acquire the owners of the vessels or be required to repurchase such vessels from such owners.

RAVENSWORTH ACQUISITION TERMS

     On July 23, 1993, the Company acquired 49.9% (the "Ravensworth Acquisition") of the outstanding capital stock of Ravensworth, from Ravensworth Holdings Limited ("RHL"), the sole beneficial holder of the outstanding capital stock of Ravensworth, for a purchase price of $11 million in cash and approximately $2.7 million in the form of 158,978 restricted shares of common stock of the Company, $.10 par value per share (the "Common Stock") and options to acquire the remaining outstanding capital stock of Ravensworth (the "Ravensworth Options").

     Pursuant to rights granted in connection with the Ravensworth Acquisition, the Company is entitled to nominate directors to be elected to the Board of Directors of Ravensworth commensurate with its ownership interest in Ravensworth, and RHL has agreed to vote its shares for the Company's designees to Ravensworth's Board. The Company has nominated and caused to be elected three directors to the six-member Board of Directors of Ravensworth. In addition, the consent of the Company is required before Ravensworth takes certain significant actions.

SEABOARD ACQUISITION TERMS

     Effective November 30, 1994, the Company's newly formed 49.9% owned affiliate, Seaboard, acquired (the "Seaboard Acquisition"), for nominal consideration, all of the outstanding capital stock of Seaboard Offshore Group Limited ("SOGL") which, together with its subsidiaries, owns six (6) safety standby vessels operating in the North Sea. To facilitate the transaction, the Company made a (pound)1.5 million loan to SOGL and guaranteed approximately (pound)302,000 of SOGL debt. In connection with the Seaboard Acquisition and the formation of its 49.9% owned
                                     - 10 -

affiliate, Hornbeck Offshore Limited, the Company acquired options to purchase, to the extent it has exercised the Ravensworth Options, the remaining equity interest in Seaboard.

    In connection with the exercise of its options to acquire the remaining outstanding capital stock of Ravensworth, the Company will be entitled to receive for no additional consideration a corresponding amount of the remaining equity interests in North Sea Manager.

     Pursuant to rights granted in connection with the Seaboard Acquisition and the formation of North Sea Manager, the Company is entitled to nominate directors to be elected to the boards of directors of Seaboard and North Sea Manager commensurate with its ownership interests in such companies, and RHL has agreed to vote its shares for the Company's designees to such companies' boards. The Company has nominated and caused to be elected the appropriate directors to the boards of directors of such companies. In addition, the consent of the Company is required before Seaboard or North Sea Manager take certain significant actions.

EMPLOYEES

     As of January 31, 1996, the Company had approximately 570 employees. The Company considers relations with its employees to be satisfactory. None of the Company's employees is represented by a collective bargaining unit.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age and offices held by each of the executive officers of the Company at February 15, 1996 are as follows:

     NAME                                   AGE               OFFICE/OFFICES
     ----                                   ---               --------------
Larry D. Hornbeck ........................   57   Chairman of the Board of
                                                  Directors, President and Chief
                                                  Executive Officer

Bernie W. Stewart ........................   51   Senior Vice President and
                                                  Chief Operating Officer

Robert W. Hampton ........................   44   Vice President, Treasurer and
                                                  Chief Financial Officer

Roger M. Sykes ...........................   51   Vice President - Marketing

Terry Jett ...............................   51   Vice President of Sales,
                                                  Manager - East

Harvey C. Haskett ........................   53   Vice President of Sales - West

Richard R. Ellison .......................   44   Vice President and Secretary

John D. Opiela ...........................   37   Vice President and Controller

     Officers each serve for a one-year term or until their successors are appointed and qualified.

     Larry D. Hornbeck is Chairman of the Board, President and Chief Executive Officer of the Company. He has held these positions and has been a director since he founded the Company in January of 1981. Prior to 1981, Mr. Hornbeck was Chairman of the Board, President and Chief Executive Officer of Seal Fleet, Inc., a publicly held offshore supply vessel company. Mr. Hornbeck has more than 27 years of senior management experience in the offshore marine services industry, including international operations. He also serves as a director of Coastal Towing, Inc.
                                     - 11 -

     Bernie W. Stewart has been Senior Vice President and Chief Operating Officer of the Company since February 1995. From October 1993 until he joined the Company, he pursued various business opportunities. From 1989 to October 1993, Mr. Stewart was President of Western Oceanic Inc., a wholly owned subsidiary of The Western Company of North America.

     Robert W. Hampton has been Vice President, Treasurer and Chief Financial Officer of the Company since February 1990. He was Vice President of American Exploration Company, a publicly held independent oil and gas company, from 1986 to 1989. From 1982 to 1986, Mr. Hampton was a Senior Manager in the Houston office of Price Waterhouse. Mr. Hampton has more than six years of experience in the offshore marine services industry.

     Roger M. Sykes has been Vice President - Marketing of the Company since March 1993 and from January 1992 to March 1993 he was the Vice President - International of the Company. He was Director of International Marketing of Zapata Gulf Marine from 1985 to December 1991. Mr. Sykes has managed international marketing of offshore service vessels for more than 22 years.

     Terry Jett has been Vice President of Sales - East of the Company since March 1993, prior to that he was Vice President of Sales, Manager - East of the Company from January 1990 to March 1993. He was Vice President of Point Marine, Inc. from August 1976 until January 1990. Mr. Jett has more than 24 years of experience in the offshore marine services industry.

    Harvey C. Haskett has been Vice President of Sales - West of the Company since March 1993 and prior to that he was a Vice President of Operations of the Company from December 1981 to March 1993. He was a director of the Company from May 1982 to June 1989. Prior to joining the Company in 1981, Mr. Haskett was an officer of Seal Fleet, Inc., a publicly held offshore supply vessel company.
Mr. Haskett has more than 24 years of experience in the offshore marine service industry.

     Richard R. Ellison has been Vice President and Secretary of the Company since August 1987. Mr. Ellison also served as Treasurer until February 1990. He was a director of the Company from August 1987 to June 1989. From December 1980 to August 1987, Mr. Ellison was Assistant Treasurer of Texas Foundries, Inc., which manufactures custom castings. Mr. Ellison has more than eight years of experience in the offshore marine services industry.

     John D. Opiela has been Vice President and Controller of the Company since March 1993 and prior to that he was Vice President and Controller of the Morgan City office from January 1990 to March 1993. He was the Controller of Point Marine, Inc. from November 1988 until January 1990. From 1983 through November 1988, Mr. Opiela worked for the accounting firm, L.D. Crocker and Company. Mr. Opiela has more than seven years of experience in the offshore marine services industry.

ITEM 2. PROPERTIES.

     The Company owns approximately 2.6 acres in Galveston, Texas, on which its headquarters office and staging facility/warehouse are located. Its offices and operating facilities near Morgan City and Houma, Louisiana, occupy leased space.

     The vessels owned, bareboat-chartered or managed by certain subsidiaries of the Company and by Ravensworth and Seaboard are described in Item 1 of this Report.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings the result of which could, in the opinion of management, have a material adverse effect upon the Company.

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

                                     - 12 -

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1995. The Company has distributed proxy materials to holders of record of the Common Stock on January 31, 1996 for the purpose of submitting the adoption of the Merger Agreement to a vote of security holders at a special meeting to be held on March 13, 1996. See discussion under Item 1: "Recent Events" above.
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "HOSS". At January 31, 1996, the Company had 214 holders of record of Common Stock. The Company estimates that there are approximately 4,500 beneficial holders of the Company's Common Stock based upon the number of individual participants in security position listings.

     The following table sets forth the range of high and low closing sales prices of the Company's Common Stock as reported by NASDAQ for the quarters indicated.
                                                   PRICE RANGE OF
                                                    COMMON STOCK
                                                   ---------------
                                                   HIGH        LOW
                                                   ----        ---
1994
First quarter ................................  $ 18 5/8    $ 13 1/2
Second quarter ...............................    17 3/8      12 7/8
Third quarter ................................    15 7/8      11 1/2
Fourth quarter ...............................    15 1/2      12 1/4

1995
First quarter ................................  $ 12 7/8    $  8 7/8
Second quarter ...............................    16 5/8      11 1/4
Third quarter ................................    16 3/8      12 5/8
Fourth quarter ...............................    20 1/8      13 1/2

1996
First quarter (through February 15, 1995) ....  $ 21 3/8    $ 19

     The Company has never paid cash dividends on its Common Stock, and the Company's ability to pay cash dividends in the future is limited by its current debt arrangements.
                                     - 13 -

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data for the Company as of and for the years ended December 31, 1991 through December 31, 1995 were derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and the related notes included elsewhere herein:

                                                                 YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1991      1992      1993       1994       1995
                                                    --------   -------  --------   --------   --------
STATEMENT OF OPERATIONS DATA:
 Revenues ........................................  $ 20,419   $18,435  $ 47,291   $ 45,834   $ 59,012
 Depreciation and amortization ...................     4,429     4,749     7,394     10,007     13,577
 Operating profit ................................     2,933       567    16,371      8,767     11,333
 Income before income taxes, equity in earnings
   of affiliates and extraordinary charge ........     2,869        57    14,657      9,824     11,173
 Income taxes ....................................      (989)     --      (4,530)    (3,209)    (3,597)
 Equity in earnings of affiliates ................      --           5       818      1,408         53
 Income before extraordinary charge ..............     1,930        62    10,945      8,023      7,629
 Extraordinary charge for early extinguishment of
   debt, net of income tax effect ................      --        --         280       --          --
 Net income ......................................     1,930        62    10,665      8,023      7,629
 Earnings per share before extraordinary charge ..       .18       .01       .92        .60        .57
 Loss per share from extraordinary charge for
   early extinguishment of debt, net of income tax
   effect ........................................       --        --        (.02)      --         --
 Net income per share ............................       .18       .01       .90        .60        .57

BALANCE SHEET DATA:
 Working capital .................................    10,135      6,607   40,987     14,747     20,783
 Property and equipment, net .....................    44,138     58,783   55,396    101,563     93,118
 Investment in affiliates ........................                        15,223     16,851     14,976
 Total assets ....................................    62,740     73,112  124,672    147,882    149,709
 Long-term debt ..................................    13,663     14,659    7,883     21,023     11,852
 Stockholders' equity ............................    37,450     46,064   99,590    106,907    113,277

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

THE COMPANY

      The Company's operating revenue is directly affected by average dayrates and fleet utilization which are closely aligned with the offshore oil and gas exploration and development industry. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources. Although different geographic markets were affected at different times and to varying degrees, the level of activity in the oil and gas exploration and development industry and, therefore, the offshore marine services industry, was depressed in the U.S. Gulf of Mexico during the middle 1980's. In the period between 1988 and 1995, the U.S. Gulf of Mexico's market has experienced several periods of increased offshore activity as well as periods, both seasonal and otherwise, where demand for vessel services has decreased. Many industry experts anticipate that increased natural gas demand will increase activity in the U.S. Gulf. On the other hand, a reduced level of oil and gas prices could lead to less exploration and development of offshore areas, reduced activity for the offshore marine

                                     - 14 -

services industry, and an adverse effect of the Company's financial condition and results of operations. Internationally, in the North Sea, since the Company's 1993 acquisition of its Ravensworth affiliate, safety standby vessel demand has declined due to lower drilling activity caused by oil price declines and certain tax law changes affecting that area. Currently, there are industry expectations of increased drilling activity in the North Sea during 1995. Such drilling activity changes would increase demand and, potentially, dayrates for the safety standby vessel market. The Company, however, cannot predict future demand levels for its markets.

     As the offshore marine services industry is cyclical, periods of increased demand for services result in higher utilization and dayrates and periods of lower demand result in lower utilization and dayrates. An upward or downward movement in dayrates has little direct impact on operating costs and expenses for a vessel. An increase or decrease in utilization of a vessel will incrementally increase or decrease certain operating costs and expenses but generally not in proportion to the associated revenue change. The Company's results of operations have not been significantly affected by inflation during the past five years. Since the time of the Company's investment in Ravensworth in mid-1993, it has become exposed to potential foreign exchange gains or losses. Through December 31, 1995, the Company has not recorded any significant foreign exchange gains or losses.

     If the proposed Merger with Tidewater is not accomplished, the Company will seek to expand its fleet through acquisitions when industry cycles or other factors create attractive purchase opportunities. Through acquisitions, including those described below, the Company has grown to become the operator of the second largest fleet of supply vessels in the Gulf of Mexico and the world. The Company's most recent significant acquisitions are described below.

THE PETROL ACQUISITION

     On November 19, 1992, the Company strengthened its fleet in the Gulf of Mexico by acquiring 20 offshore supply vessels and one utility vessel from Petrol Marine Corporation and certain related entities (collectively "Petrol") for $18,500,000. The aggregate consideration paid to Petrol consisted of $4,750,000 in cash, $5,250,000 in unsecured notes issued by the Company, and 1,365,462 restricted shares of Common Stock then valued at a market price of $8,500,000. As a condition to the transaction, $2,000,000 of the cash consideration was escrowed for purposes of refurbishing and recertifying seven of the acquired vessels that were not in service on the date of the acquisition. These seven vessels were subsequently repaired, refurbished, and returned to service. Because the escrowed funds were insufficient to pay for all of the costs for the required work on the seven vessels, the future debt service for the notes issued to Petrol in connection with the Petrol Acquisition was reduced by the excess of such costs over the escrowed funds, a total of approximately $1.8 million. In a transaction finalized effective March 18, 1994, the Company prepaid the balance of the unsecured notes.

THE RAVENSWORTH ACQUISITION

     On July 23, 1993, the Company completed the acquisition of 49.9% of the outstanding capital stock of Ravensworth and certain options to acquire the balance of such capital stock. The Company purchased the 49.9% equity interest for a purchase price of $11,000,000 payable in cash in U.S. dollars and 158,978 shares of restricted Common Stock of the Company's capital stock valued at approximately $2.7 million. Based on Ravensworth's EBDIT performance in 1994, the option price for the 9.9% option exercised effective July 23, 1993 was adjusted downward by approximately $1,800,000, resulting in the surrender and cancellation of approximately 106,000 shares of the Company's common stock originally issued as partial consideration for such option exercise.

THE OIL & GAS ACQUISITION

     On November 15, 1994, the Company once again added to its Gulf fleet by completing the acquisition of thirteen (13) large offshore supply vessels and related assets (collectively, the "Oil & Gas Vessels") from Oil & Gas Rental Services, Inc. for aggregate consideration of $46,000,000 in cash.

     One-half of the purchase price was paid from the Company's cash reserves, while the other one-half was obtained under new loan facilities. In connection with the Company's acquisition of the Oil & Gas Vessels, on November 15, 1994, the Company entered into a loan agreement to provide a portion of the funds for the Oil &
                                     - 15 -

Gas Acquisition under a term loan as well as a revolving credit facility. The term loan ($12,100,000 at December 31, 1995) is secured by the thirteen acquired Oil & Gas Vessels. See "-- Liquidity and Capital Resources."

THE SEABOARD ACQUISITION

     Effective November 30, 1994, the Company's newly formed 49.9% owned affiliate, Seaboard, acquired all of the outstanding capital stock of SOGL which, together with its subsidiaries, owns six safety-standby vessels operating in the North Sea. The acquisition of the SOGL equity securities was accomplished for nominal consideration. To facilitate the transaction, the Company made a (pound)1.5 million loan to SOGL and guaranteed approximately (pound)302,000 of SOGL debt. RHL, the 50.1% owner of the Company's 49.9% owned North Sea affiliate, Ravensworth, guaranteed to the Company the repayment of 50.1% of the loan to SOGL. The Company also acquired a 49.9% interest in North Sea Manager, which provides management services to the six Seaboard vessels and the 23 Ravensworth vessels.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operating activities totaled $23,457,000 for 1995 compared to $19,148,000 in the prior year. The Company had cash and equivalents of $13,945,000 at December 31, 1995. The improvement in operating cash flow resulted from increased operating income and lower tax and interest payments.

     In connection with the Oil & Gas Acquisition, the Company entered into a loan agreement (the "Loan Agreement") with First Interstate Bank of Texas, N.A., as lender, and as agent for any future lenders who may participate in the loans under the Loan Agreement (collectively, the "Lenders") to provide a portion of the funds for the Oil & Gas Acquisition and a revolving credit facility. Under the Loan Agreement, the Company obtained a term loan in the amount of $20 million, payable over a five-year period in quarterly installments of $714,284 commencing March 31, 1995, with the balance due November 15, 1999. The term loan is secured by the 13 acquired Oil & Gas Vessels. The Loan Agreement also provides for a revolving credit facility of up to $10 million based on a Borrowing Base (as defined in the Loan Agreement) comprised of eligible accounts receivable of the Company and its subsidiaries. The loans bear interest at the agent's prime rate or, at the election of the Company, at LIBOR plus 1%.

     The Company anticipates it will be able to generate sufficient cash flow from operations to meet its debt repayment and capital expenditure requirements and be in a position to invest a portion of its cash flow in other acquisitions in the offshore marine services industry. If the Merger is not completed, planned growth will be funded through future cash flow and/or additional debt or equity financing. The Company believes that it possesses sufficient unencumbered assets (recognizing that only nineteen of the 56 U.S. flag vessels in which the Company has an ownership interest constitute collateral for outstanding debt) to support future debt financing.

     Pursuant to an option agreement entered into in connection with the Ravensworth Acquisition, the Company may acquire the remaining 50.1% of Ravensworth equity that it does not presently own during the period January 1, 1995 through March 31, 1997. The option price will bear interest from the original acquisition date and the option prices are subject to upward or downward adjustment based on actual Ravensworth EBDIT performance. Performance of the North Sea Manager and of Seaboard is combined with that of Ravensworth for purposes of making such EBDIT calculations. Based on Ravensworth's EBDIT performance in 1994, the option price for the 9.9% option exercised effective July 23, 1993 was adjusted downward by approximately $1,800,000, resulting in the surrender and cancellation of approximately 106,000 shares of the Company's common stock originally issued as partial consideration for such option exercise. Assuming no performance adjustments and exercises of the options on March 31, 1996 and March 31, 1997, the total future purchase price, including interest, amounts to a payment of approximately $5.7 million in cash together with $11.4 million of Hornbeck common stock. If the Company does not exercise the option that may be exercised on or before March 31, 1996, both the option that may be exercised on or before March 31, 1996 and the option that may be exercised on or before March 31, 1997 will terminate. Pursuant to option agreements entered into in connection with the formation of the North Sea Manager and the Seaboard Acquisition, the Company may acquire the remaining 50.1% of the North Sea Manager and Seaboard that it does not presently own. In connection with the exercise of its options to acquire the remaining outstanding capital stock of Ravensworth, the Company will be entitled to receive for no additional consideration a corresponding

                                     - 16 -

amount of the remaining equity interests in North Sea Manager. If the Company has exercised its options to acquire the remainder of the capital stock of Ravensworth, the Company may exercise an option to acquire the remaining outstanding capital stock of Seaboard.

     The Company's commitments for future capital expenditures were not material at December 31, 1995. The Company is subject to regulations which require supply vessels to be drydocked twice in a five-year period and, therefore, each year a portion of the Company's vessels undergo routine drydocking for maintenance and repairs.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994

     Revenues increased by $13,178,000 or 29% from $45,834,000 in the year ended December 31, 1994 to $59,012,000 in the year ended December 31, 1995. Relevant fleet statistics affecting the Company's revenues are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            1994        1995
                                                           -------     -------
Number of vessels in fleet at end of period                     63          61
Average supply vessel dayrate                              $ 3,272     $ 3,194
Average fleet utilization                                      80%         83%

     Revenues increased due to the increased fleet utilization and the larger number of vessels in the fleet. This increase was partially offset by the impact of lower dayrates. Direct labor and other operating expenses increased from $23,484,000 in 1994 to $29,858,000 in 1995, an increase of $6,374,000 or 27%.
This increase is due to the increased fleet utilization and the increased number of vessels in the fleet in 1995. Depreciation and amortization also increased because of the acquisition of vessels in November 1994. Average depreciation on a per vessel basis increased in 1995 because vessels acquired in late 1994 cost more than the average vessel in the existing fleet. General and administrative expenses increased $668,000 or 19% from $3,576,000 in 1994 to $4,244,000 in 1995 primarily because of the increase in shore-based staff to support the increased fleet size, the expense associated with a cancelled stock offering, and higher legal fees. Operating income increased 29% or $2,566,000 from $8,767,000 to $11,333,000 in 1994 and 1995, respectively.

     The Company reported a gain on the sale of assets totalling $431,000 in 1995, which is primarily attributable to the sale of a vessel in June 1995 compared to a gain of $736,000 on three vessels sold in 1994, a decrease of $305,000. The Company also reported equity in earnings of affiliates of $53,000 representing its share of income of certain affiliates for the year ended December 31, 1995 as compared to $1,408,000 in the prior year. The Company's North Sea safety standby vessel affiliates recognized lower income primarily because of lower revenues due to decreased utilization and dayrates. Interest expense increased $884,000 or 102% because of the additional borrowings made in November 1994 in connection with the Oil & Gas Vessel Acquisition.

     Income taxes represent a lower or higher percentage of pretax income than an expected "statutory" rate of approximately 35% due primarily to the fact that no income tax effect is recognized for the Company's equity in earnings of affiliates. Additionally, in 1995, certain property taxes paid on vessels generate state income tax credits which lower effective state tax rates.

YEAR ENDED DECEMBER 31, 1994 VERSUS YEAR ENDED DECEMBER 31, 1993

     Revenues declined by $1,457,000 or 3% in 1994 compared to 1993. The primary cause for this reduction was the decline in overall fleet utilization in 1994 to 80% compared to 85% in the prior year. Relevant fleet statistics affecting the Company's revenues are as follows:
                                     - 17 -
                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                          1993         1994
                                                         ------       ------
Number of vessels in fleet at end of period .......          51           63(1)
Average supply vessel dayrate .....................      $3,284       $3,272
Average fleet utilization .........................          85%          80%
------------
1. Includes 13 vessels acquired on November 15, 1994.

     Although dayrates averaged approximately the same in 1993 and 1994, market conditions differed significantly, with increasing rates during 1993, which ended in December at approximately $4,000 per day for average supply vessel rates, and with rates declining in 1994 through the middle of the year to approximately $3,000 per day, flat in much of the third quarter and increasing in the fourth quarter of 1994 to slightly above $3,200 on average. Utilization declined in the first half of 1994, then increased in the second half of the year.

     Direct labor and other operating expenses increased by $2,896,000 or 14% in 1994 compared to 1993. Most of this increase was attributable to higher insurance premiums and insurance deductibles paid by the Company in 1994. Additionally, labor increased by 8.5% due to crewmembers' wage rate adjustments and payroll taxes related thereto. Generally, operating costs and expenses do not change in direct proportion to revenues.

     Depreciation and amortization increased 35% because of increased depreciation in 1994 on vessels purchased and because of a $1,630,000 increase in amortization of deferred drydocking costs compared to 1993 due to a larger fleet size that caused higher levels of deferred dry docking.

     General and administrative expenses increased 22% because of an increased number of shore-based employees required to support the Company's increased fleet, both domestically and overseas, and because of higher insurance, travel, franchise tax and shareholder-related expenses associated with a larger company.

     Equity in earnings of affiliates increased due to the inclusion in 1994 of such earnings for all of 1994 compared to inclusion in 1993 from only the July 1993 acquisition date. Full-year earnings of affiliates were actually down in 1994 compared to 1993 due to lower dayrates in 1994. The gain on sale of assets relates to three vessels sold during the second quarter of 1994. Interest and other income increased primarily because of higher levels of investment and interest rates in 1994. Interest expense declined because of debt repayments in early 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the Company included in this Report are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth for the directors and for each executive officer listed in the Summary Compensation Table the information regarding their names, ages, principal occupations for at least the last five years (directors only), other directorships in certain companies held by them and the length of continuous service as a director of the Company, as well as the number of shares of Common Stock beneficially owned by each of them and by the directors and officers as a group as of February 15, 1996.

                                     - 18 -

                                                                                                       COMMON STOCK
                                         PRINCIPAL                                                  BENEFICIALLY OWNED(1)
                                        OCCUPATIONS                                               -------------------------
   NOMINEES/DIRECTORS/                      AND                                DIRECTOR           NUMBER OF      PERCENT OF
    CERTAIN OFFICERS                   DIRECTORSHIPS              AGE           SINCE              SHARES          CLASS
------------------------       -----------------------------      ---         --------            ---------      ---------
Larry D. Hornbeck              Chairman of the Board,             57            1981               262,658(2)      2.0%
                               President and Chief Executive
                               Officer of the Company and
                               Director of Coastal Towing,
                               Inc.

Robert E. Schuller, Jr.        Independent Naval Architect,       66            1981                 3,900          **
                               President and a Director of
                               Schuller & Allen, Inc.

Billy Pugh                     President of Ingleside Marine,     71            1981                83,400          **
                               Inc.

Warren B. Idsal                Senior Vice President and          50            1989                 3,800          **
                               Director of Corporate Finance,
                               Principal Financial Securities,
                               Inc.

Anthony W. Henfrey             Executive Director of Postern      51            1990                 6,500          **
                               Executive Group Limited

L. E. Simmons                  President of L.E. Simmons &        49            1991                93,815(3)       **
                               Associates Incorporated,
                               Director of Zions
                               Bancorporation, Grant
                               Geophysical, Inc., and
                               Computalog Limited

Bruce W. Hunt                  President of Petro-Hunt            38            1992             1,367,662(4)      10.2%
                               Corporation and Petrol Marine
                               Corporation, Vice President of
                               Pentad Resources, Inc.

Bernie W. Stewart*             Senior Vice President and          51             N/A                 8,156(5)       **
                               Chief Operating Officer

Robert W. Hampton*             Vice President, Treasurer and      44             N/A                36,811(6)       **
                               Chief Financial Officer

Officers and Directors as a                                                                      2,015,144(7)      15.0%
group (14 persons)

------------
*     Executive officer only - not a director
**    Less than one percent

1. The information presented reflects "beneficial ownership" as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which includes the right to acquire beneficial ownership of a security within 60 days, whether upon the exercise of a stock option, conversion of a convertible security, or otherwise. In addition, securities must be listed as beneficially owned by a person who directly or indirectly holds or shares the power to vote or dispose of the securities, whether or not the person has any economic interest in the securities. Unless otherwise indicated, beneficial owners have sole voting and investment power with respect to the shares owned of record by them. All percentages set forth in this table have been rounded.

2. Includes 219,800 shares held of record and 42,853 shares of Common Stock subject to stock options exercisable within 60 days.

3. The number above includes (i) 91,054 shares of Common Stock owned by L. E. Simmons directly and (ii) 2,761 shares of Common Stock owned by Mr. Simmons indirectly.

4. Bruce W. Hunt, the sole stockholder of Petrol Marine Corporation, the controlling stockholder of Portal Energy Corporation, a significant stockholder of Pentad Offshore Corporation and an executive officer and director of each of such corporations, may be deemed to be the beneficial owner of an aggregate of 1,365,462 shares of Common Stock held of record by these entities. Mr. Hunt owns directly 2,200 shares of Common Stock.

5. Includes 1,519 shares of Common Stock held of record and 6,667 shares of Common Stock subject to stock options exercisable within 60 days.

6. Includes 26,609 shares of Common Stock held of record and 10,202 shares of Common Stock subject to stock options exercisable within 60 days.

7. Includes 170,913 shares of Common Stock subject to stock options exercisable within 60 days.

     Under Section 16(a) of the Securities Exchange Act of 1934, the
Company's directors, its officers, and any person holding more than 10% of the Company's Common Stock are required to file reports of ownership and any changes in ownership with the Securities and Exchange Commission. Based solely on a review of copies of reporting forms furnished to the Company or written representations that no annual forms (Form 5) were required, the Company believes that, during 1995, each of its officers, directors and 10% stockholders were in compliance with all such filing requirements.

         Each of the directors named in the table above has been engaged in the principal occupation set forth beneath his name in such table for the past five years except as follows:

         Billy Pugh served for more than five years as Vice President of Owens Well Service, Inc. prior to his retirement in November 1992.

     Warren B. Idsal was from January 1991 through July 1991 Deputy Treasurer of the Texas State Treasury. He has been serving since August 1991 as Senior Vice President and Director of Corporate Finance at Principal Financial Securities, Inc. (formerly, The Principal/Eppler, Guerin & Turner, Inc.).

     Anthony W. Henfrey has served as a principal since July 1995 of Postern Executive Group Limited, a firm specializing in the provision of corporate recovery services and headquartered in London, England. Since February 1991 he has served as Chairman, and since February 1995 as a director, of Oceonics Group PLC, an offshore services company headquartered in Great Yarmouth, England. From July 1994 to April 1995 he served as a director of Pavilion Services Group, a leading retailer of gasoline, convenience store merchandise and catering services on the UK freeway network.

    L.E. Simmons has for more than five years served as President of L.E. Simmons & Associates Incorporated (formerly SCF Investment Partners, Inc.), which is the general partner of SCF Partners, L.P.

ITEM 11. EXECUTIVE COMPENSATION.

         In accordance with the rules promulgated by the Securities and Exchange Commission ("SEC"), the following compensation information is provided to enable stockholders to better understand the compensation of the Company's executive officers.

DIRECTOR COMPENSATION

         Mr. Hornbeck, the sole executive officer who also serves as a director of the Company, was paid $400 for each meeting of the Board of Directors that he attended through May 2, 1995 and $450 for each meeting attended thereafter in 1995. Other directors were paid an annual retainer of $10,000, paid semi-annually, plus $800 for each meeting of the Board of Directors and $800 for each committee meeting that they attended through May 2, 1995 and $900 for each meeting attended thereafter in 1995. At the request and direction of the Company, Messrs. Hornbeck, Henfrey and Hunt serve as directors of Ravensworth Investments Limited, an entity in which the Company owns a 49.9% equity interest. Pursuant to Ravensworth's compensation arrangements, Messrs. Hornbeck, Henfrey and Hunt each received in 1995 an annual retainer of (pound)5,000 for serving as a director of Ravensworth.

         The Hornbeck Offshore Services, Inc. 1991 Restricted Stock Plan for Non-Employee Directors, as amended pursuant to a vote of the stockholders of the Company at the 1994 Annual Meeting (the "1991 Plan" or the "Restricted Stock Plan"), provides for awards of restricted shares of Common Stock, as part of their compensation, to persons who serve as directors of the Company and who are not employees of the Company (or its subsidiaries) or consultants to the Company (or its subsidiaries) under long-term agreements. At present, there are six non-employee directors. All non-employee directors participate in the Restricted Stock Plan. The awards are in addition to the directors' annual cash retainer and meeting attendance fees.

         An award of 800 restricted shares of Common Stock was made to Messrs. Schuller, Pugh, Henfrey, Idsal, Hunt and Simmons in 1995. The awards to be made to the non-employee directors in conjunction with the 1996 Special Meeting will be the sixth successive award under the Restricted Stock Plan. If the proposed Merger is not consummated, annual awards consisting of restricted shares of Common Stock will continue to be made to each participant who is elected or appointed or continues as a director each year, effective as of the date of the annual meeting of stockholders.

         The Restricted Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. As discussed below, the Compensation Committee is presently comprised of three independent non-employee directors, Messrs. Idsal, Henfrey and Pugh.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         The persons who served on the Compensation Committee for 1995 were Messrs. Henfrey, Idsal and Pugh. None of such persons is or has been an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company served in the last fiscal year as a director or member of the compensation committee of any other entity one of whose executive officers served as a director or on the Compensation Committee of the Company.

COMPENSATION TABLES

         The SEC rules with respect to executive compensation require certain compensation information to be presented in tabular form. Such information is required for the Chief Executive Officer and the four most highly compensated executive officers of the Company whose total annual salary and bonus for 1995 exceeded $100,000. No executive officers of the Company received salary and bonuses in excess of the $100,000 disclosure limit except Mr. Hornbeck, Mr. Stewart and Mr. Hampton.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     LONG-TERM
                                                                                                   COMPENSATION
                            ANNUAL COMPENSATION                                                       AWARDS
---------------------------------------------------------------------------     ------------------------------------------------
               (a)                 (b)              (c)             (d)           (e)               (f)               (g)
                                                                               RESTRICTED                             ALL
NAME & PRINCIPAL                                                                 STOCK             OPTIONS/          OTHER
POSITION                           YEAR            SALARY          BONUS       AWARDS ($)(1)       SARS (#)      COMPENSATION(2)
----------------                   ----            ------          -----       ----------          --------      ---------------
Larry D. Hornbeck                  1995            $215,000         *           *                     *           $ 1,372,622
Chairman of the Board,
President & Chief                  1994            200,000       $  70,000     $50,000(3)           11,594           -
Executive Officer
                                   1993            140,000         100,000      50,700(4)            6,000           -


Bernie W. Stewart                  1995            133,212          *           15,000(5)           20,000(6)          534,332
Senior Vice President &
Chief Operating Officer

Robert W. Hampton                  1995            123,000          *           *                     *               644,206
Vice President, Treasurer &
Chief Financial Officer            1994            120,000          30,000      16,800(7)            3,565           -

                                   1993            100,000          50,000      15,600(8)            1,800           -

------------
* The Company has not determined bonuses, restricted stock awards or option awards for 1995.

1. The Company has never paid cash dividends on its Common Stock. If the Merger is not consummated, the Company intends to retain any future earnings otherwise available for cash dividends on the Common Stock for use in its operations and for expansion and does not anticipate that any cash dividends will be paid in the foreseeable future. If the Company were to change its current policy of retaining earnings otherwise available for cash dividends, the Company's ability to pay cash dividends would be subject to continuing compliance with certain financial covenants in the loan agreement governing its bank term loan and revolving credit facility.

2. Pursuant to agreements entered into as of December 28, 1995, the Company made advance cash payments to Messrs. Hornbeck, Stewart and Hampton in connection with the change in control agreements described below. If the proposed Merger is not consummated, each of such officers has agreed to remit to the Company an aggregate of (i) cash in an amount equal to 58.95% of the amount received by such executive officer in 1995, payable within five days of such event and (ii) an amount equal to any tax benefit received because of such reimbursement, payable subsequently.

3. Represents a restricted stock award of 4,348 shares granted on April 1, 1995 ($11.50 per share market price) for fiscal year 1994. As of December 31, 1995, Mr. Hornbeck held an aggregate of 10,648 shares of restricted Common Stock issued to him as compensation awards with a market value of $108,967.

4. Represents a restricted stock award of 3,900 shares granted on December 14, 1993 ($13.00 per share market price) for fiscal year 1993.

5. Represents a restricted stock award of 1,519 shares granted on February 8, 1995 pursuant to a Hiring Agreement ($9.875 per share market price). Mr. Stewart was hired by the Company on February 8, 1995. As of December 31, 1995, Mr. Stewart held 1,519 shares of restricted Common Stock issued to him pursuant to a Hiring Agreement with an aggregate market value of $29,810.

6. Represents an option granted on February 8, 1995 pursuant to a Hiring Agreement ($9.875 per share market price).

7. Represents a restricted stock award of 1,461 shares granted on April 1, 1995 ($11.50 per share market price) for fiscal year 1994.

8. Represents a restricted stock award of 1,200 shares granted on December 14, 1993 ($13.00 per share market price) for fiscal year 1993.

         In addition to the above-mentioned compensation, executive officers are provided with certain other perquisites. Although the dollar amount of such benefits is not readily ascertainable, the Company believes that with respect to the named executive officers, any personal benefit derived from such perquisites does not exceed the lesser of $25,000 or 10% of such person's salary and bonus per year.

COMPENSATION PURSUANT TO PLANS

         The Company currently has two employee incentive plans whereby the Company has granted or may grant stock options, stock appreciation rights, and make awards of shares of restricted stock. Each of these incentive plans, the 1989 Employee Incentive Plan (the "1989 Plan") and the 1993 Employee Incentive Plan (the "1993 Plan"), comply with the provisions of Rule 16b-3 of the Exchange Act. Pursuant to Rule 16b-3, the 1989 Plan and the 1993 Plan are administered by a committee consisting of two or more "disinterested directors," as that term is defined in the Exchange Act. The Compensation Committee of the Board of Directors, presently comprised of Messrs. Idsal, Henfrey and Pugh, has been designated by the Board to administer the 1989 Plan and the 1993 Plan. The 1989 Plan has terminated pursuant to its terms, except for the continuing administration of outstanding options issued under that plan. The 1993 Plan authorized the issuance of 500,000 shares of the Company's Common Stock pursuant to incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights granted pursuant to the 1993 Plan. Absent forfeiture of such options under the terms of the 1993 Plan, there are 390,739 shares available for additional grants to officers and employees.

                                                                                              POTENTIAL REALIZABLE VALUE AT
                                                                                                  ASSUMED ANNUAL RATES OF
                                                                                               STOCK PRICE APPRECIATION FOR
                                   INDIVIDUAL GRANTS                                                   OPTION TERM
                           ------------------------------                                     ----------------------------
      (a)                       (b)              (c)             (d)              (e)              (f)             (g)
                                              PERCENT OF
                             NUMBER OF      TOTAL OPTIONS/
                            SECURITIES       SARS GRANTED    EXERCISE OR
                            UNDERLYING       TO EMPLOYEES    BASE PRICE        EXPIRATION
     NAME                  OPTIONS/SARS     IN FISCAL YEAR     ($/SH)             DATE            5% ($)         10% ($)
-----------------          ------------     --------------   -----------       ------------      --------        -------
Larry D. Hornbeck             11,594          19.37%           $11.50         April 1, 2008      $73,509         $181,057

Bernie W. Stewart             20,000(1)       33.42%            $9.88       February 8, 2008     108,887          268,195

Robert W. Hampton              3,565           5.96%           $11.50         April 1, 2008       22,603           55,672

------------
1. Pursuant to the Hiring Agreement.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES

        The following table shows data regarding aggregate option exercises in the last fiscal year and fiscal year-end option values for the Chief Executive Officer and the other two executive officers named in the Summary Compensation Table. The Company has never granted any stock appreciation rights under its Employee Incentive Plans.

                                                                                 NUMBER OF
                                                                                SECURITIES                VALUE OF
                                                                                UNDERLYING               UNEXERCISED
                                                                                UNEXERCISED             IN-THE-MONEY
                                                                                OPTION/SARS             OPTIONS/SARS
                                       SHARES                                 AT 12/31/95(#)            AT 12/31/95($)(1)
                                     ACQUIRED ON
                                   EXERCISE DURING            VALUE            EXERCISABLE/             EXERCISABLE/
           NAME                    FISCAL 1995 (#)         REALIZED($)          UNEXERCISABLE           UNEXERCISABLE
---------------------------     --------------------   ------------------     ---------------         ---------------
Larry D. Hornbeck                      46,442               $665,489           42,858/13,594        $841,088/$266,782
Chairman of the Board,
President and Chief
Executive Officer

Bernie W. Stewart                                                                0/20,000                $0/$195,000
Senior Vice President
and Chief Operating
Officer

Robert W. Hampton                      23,198               $276,237           10,202/4,165           $200,214/$81,738
Vice President,
Treasurer and Chief
Financial Officer

------------
1. Computed based upon the difference between the fair market value on December 31, 1995 of the shares of Common Stock covered by the options and the exercise prices of each of the outstanding stock options held by such executive officers.

CHANGE IN CONTROL AGREEMENTS

        The Company has entered into change in control agreements (the "Agreements") with the following officers of the Company: Larry D. Hornbeck, Bernie W. Stewart, Robert W. Hampton and Robert M. Sykes. The Agreements set forth certain benefits that the Company will provide if their employment is terminated or, under certain conditions, they elect to terminate their employment after a "change in control" of the Company, as defined in the Agreements. The Agreements continue in effect for three years and thereafter until terminated by the Company upon specified notice; provided that they continue for two years after a change in control of the Company. The Agreements each provide that if the officer is terminated or if the officer so elects to terminate employment within two years after a change in control of the Company, the officer shall be entitled to a lump sum severance payment of (a) up to three times the officer's highest annual compensation within the five tax years preceding the change in control and (b) the difference between the market value and the exercise price of unexercised stock options. In addition, the officer is entitled to a two-year continuation of certain employee benefits and reimbursement of certain legal fees, expenses and any applicable excise taxes. On December 29, 1995, the Company made certain advance payments to three executive officers of a portion of the amounts to which such officers would have otherwise become entitled following consummation of the Merger under the terms of the Agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company by each person known by the Company to own more than five percent of the outstanding Common Stock, including any "group" as that term is used in Section 13(d)(3) of the Exchange Act, at January 31, 1996 (except as otherwise indicated):

                                                                                             AMOUNT AND            PERCENT OF
                                            AMOUNT OF                PERCENT OF                NATURE                 CLASS
     NAME AND ADDRESS OF                     DIRECT                    CLASS                OF BENEFICIAL          BENEFICIALLY
      BENEFICIAL OWNER                     OWNERSHIP(1)            DIRECTLY OWNED            OWNERSHIP(2)             OWNED
     -------------------                   ------------            --------------           -------------          ------------
COMMON STOCK

Portal Energy Corporation                   660,428                     5.00%
(Pentad Offshore Corporation)(3)
(Petrol Marine Corporation)(3)
(Bruce W. Hunt)(3)                                                                             1,365,462(3)           10.70%
Thanksgiving Tower
Suite 3900
Dallas, Texas  75701

Pentad Offshore Corporation                 657,053                     5.00%
(Portal Energy Corporation)(3)
(Petrol Marine Corporation)(3)
(Bruce W. Hunt)(3)
Thanksgiving Tower
Suite 3900
Dallas, Texas  75702

FMR Corp.(4)                                         -                      -                  1,711,500(4)           13.00%
82 Devonshire Street
Boston, Massachusetts 02109

State of Wisconsin(5)                         722,000                    5.48%                   722,000               5.48%
Investment Board

Wellington Management Company(6)                                                                 859,000(5)            6.45%

------------
1. The information presented reflects each stockholder's direct ownership of the 13,243,600 shares of Company Common Stock issued and outstanding as of January 31, 1996 (not including shares of Common Stock reserved for issuance upon exercise of options and/or warrants).

2. The information presented reflects "beneficial ownership" as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which includes the right to acquire beneficial ownership of a security within 60 days, whether upon the exercise of a stock option, conversion of a convertible security, or otherwise. In addition, securities must be listed as beneficially owned by a person who directly or indirectly holds or shares the power to vote or dispose of the securities, whether or not the person has any economic interest in the securities. Unless otherwise indicated, beneficial owners have sole voting and investment power with respect to the shares owned of record by them. All percentages set forth in this table have been rounded.

3. Portal Energy Corporation owns of record 660,428 shares of Common Stock. Pentad Offshore Corporation owns of record 657,053 shares of Common Stock. Petrol Marine Corporation owns of record 47,981 shares of Common Stock. These three corporations may be deemed affiliated through a common controlling stockholder. Bruce W. Hunt is the sole stockholder and an executive officer of Petrol Marine Corporation, a controlling stockholder and executive officer of Portal Energy Corporation and a significant stockholder and executive officer of Pentad Offshore Corporation. Mr. Hunt may be deemed to control or share in the control of the voting and/or disposition of the securities of the Company owned by each of these three corporations. Each of these three corporations may be deemed to be the beneficial owner of 1,365,462 shares of Common Stock. The referenced numbers do not include 2,200 shares owned by Bruce W. Hunt directly.

4. Includes 1,711,500 shares of Common Stock over which FMR Corp. may be deemed to have sole dispositive power and 13,000 shares of Common Stock over which FMR Corp. may be deemed to have sole voting power. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Common Stock. The interest of one person, Fidelity Equity-Income II Fund, an investment company registered under the Investment Company Act of 1940, in the Common Stock amounted to 876,200 shares or 6.66% of the total outstanding Common Stock at December 31, 1995. This information is based on a Schedule 13G filed with the Securities and Exchange Commission in February 1996.

5. Based on a Schedule 13G filed with the Securities and Exchange Commission in February 1996. Includes 339,000 shares of Common Stock over which
   Wellington Management Company may be deemed to have shared voting power and 849,000 shares of Common Stock over which Wellington Management Company may be deemed to have shared dispositive power in its capacity as investment adviser to numerous investment counselling clients.

STOCK OWNERSHIP POLICY

        In December 1993, the Company adopted a stock ownership policy requiring all employees at or above the Vice President level ("Covered Employees") to own shares of the Company's Common Stock equal to a specified percentage of their base salary as of January 1, 1994, or their hire date, if later. The ownership guidelines are calculated based on percentages of such base salary for each covered employee, ranging from 50% to 100% depending on the level of each Covered Employee's responsibility with the Company. The amount determined by applying such percentage to the base salary, divided by the closing price of the Company's Common Stock quoted on The NASDAQ Stock Market as of January 1, 1994, or the hire date, if later, establishes the number of shares that must be owned by each covered employee.

         Covered Employees must achieve the ownership guideline levels by January 1, 1998 (or four years from their hire date, if later). Shares of restricted stock, whether or not vested, will apply to achieving the prescribed ownership guideline level. After the ownership guideline level is achieved by a Covered Employee, such Covered Employee may sell shares of the Company's Common Stock owned by him as long as the ownership guideline level is maintained. During the four year period during which Covered Employees are acquiring shares of Company Common Stock in order to achieve their ownership guideline level, there are restrictions imposed on the ability of the Covered Employees to sell shares of Company Common Stock unless reasonable progress is being made to achieve the ownership guideline level. The Compensation Committee will annually review whether reasonable progress is being made by the Covered Employees. The Company believes that requiring executive officers of the Company to acquire a more substantial interest in the Company will more closely align the best interests of the executive officers with the stockholders of the Company by providing those persons who have substantial responsibility for the management and growth of the Company with additional proprietary interests in the success of the Company.

PERFORMANCE GRAPH

         The following performance graph compares the performance of the Company's Common Stock to the S & P 500 Index, the S & P Small Cap 600 Index, the SCI Offshore Transportation Services Index and the SCI Composite Index of 114 publicly traded oil service and equipment companies. Because the Company was added to the S & P Small Cap 600 Index in 1994, the Company intends to use the S & P Small Cap 600 Index and not the S & P 500 Index as its broad equity market index for comparisons in future filings. The graph assumes that the value of the investment in the Company's Common Stock was $100.00 at December 31, 1990. Although the Company has never paid any dividends, the indices assume reinvestment of dividends. The referenced SCI index is updated monthly and the numbers and identities of the companies included in the index may be changed by SCI from time to time to maintain comprehensive reporting on public oil services and equipment companies. SCI's Performance and Valuation Guide of Publicly Traded Oil Service Companies (the "Stock Guide") (and the referenced SCI index printed therein) is available to any stockholder of the Company who subscribes with SCI for the Stock Guide. Copies of the Stock Guide are also available for inspection at the Company's principal executive office.

                [LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]

                                            1990       1991     1992        1993        1994        1995
                                           ------    ------    ------      ------      ------      ------
Hornbeck Offshore .....................    100.00     55.10    103.06      236.74      204.08      320.41
S & P 500 Index .......................    100.00    130.47    140.41      154.56      156.60      215.44
S & P 600 Small Capitalization Index ..    100.00    148.48    213.50      179.73      203.30      264.21
SCI Offshore Transportation Services
  Index ...............................    100.00     64.39     95.92      154.29      145.73      194.87
SCI Composite Index ...................    100.00     96.14     93.84      123.48      129.00      185.83

                                     - 27 -

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In previous years, the Company granted certain registration rights with respect to shares of the Company's Common Stock held by Larry D. Hornbeck, L.E. Simmons and Petrol, which is controlled by Bruce W. Hunt. Messrs. Hornbeck, Simmons and Hunt are current members of the Board of Directors of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) The following financial statements, schedules and exhibits are filed as part of this Report:

                  (1) and (2) Financial Statements and financial statement schedules.

                  See Index to Consolidated Financial Statements on page F-1.

                  (3) Exhibits

                  See Index to Exhibits on pages E-1 - E-3.

      (b)         Reports on Form 8-K

                  (1)      Form 8-K dated December 4, 1995; and

                  (2)      Form 8-K dated December 28, 1995.

                        HORNBECK OFFSHORE SERVICES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants ........................................   F-2

Consolidated Balance Sheet at December 31, 1994 and 1995 .................   F-3

Consolidated Statement of Income For the Years Ended
 December 31, 1993, 1994 and 1995 ........................................   F-4

Consolidated Statement of Cash flows For the Years Ended
 December 31, 1993, 1994 and 1995 ........................................   F-5

Consolidated Statement of Stockholders' Equity For the Years Ended
 December 31, 1993, 1994 and 1995 ........................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Hornbeck Offshore Services, Inc.


In our opinion, the consolidated financial statements of Hornbeck Offshore Services, Inc. listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Hornbeck Offshore Services, Inc. and its subsidiaries at December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, the Company entered into an Agreement and Plan of Merger with Tidewater Inc. on December 21, 1995.

PRICE WATERHOUSE LLP
HOUSTON, TEXAS
FEBRUARY 12, 1996

                        HORNBECK OFFSHORE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                         DECEMBER 31,
                                                               ---------------------------------
                                                                   1994                 1995
                                                               ------------         ------------
                                                                        (in thousands)
                                 ASSETS
Current assets:
  Cash and equivalents ....................................... $      8,572         $     13,945
  Accounts receivable, net of allowance for doubtful
   accounts of $25 and $120, respectively.....................       11,747               13,400
  Prepaid and other current assets............................        1,121                1,473
  Current portion of note receivable from affiliate...........          880                  436
                                                               ------------         ------------
      Total current assets....................................       22,320               29,254
                                                               ------------         ------------
Property and equipment, net...................................      101,563               93,118
Investment in affiliates......................................       16,851               14,976
Note receivable from affiliate................................        1,394                  218
Reserve funds and restricted cash.............................        1,280                1,024
Drydocking and other assets, net..............................        4,474                8,195
Merger costs..................................................                             2,924
                                                               ------------         ------------
                                                               $    147,882         $    149,709
                                                               ============         ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................ $      1,570         $      2,655
  Accrued interest............................................           86                   51
  Income taxes payable........................................          358                  118
  Accrued labor costs.........................................          953                  950
  Accrued medical costs.......................................          521                  300
  Other accrued liabilities...................................          618                  836
  Current portion of long-term debt...........................        3,467                3,561
                                                               ------------         ------------
      Total current liabilities...............................        7,573                8,471
                                                               ------------         ------------
Long-term debt................................................       21,023               11,852
                                                               ------------         ------------
Deferred income taxes.........................................       12,379               16,109
                                                               ------------         ------------
Commitments and contingencies (Note 12) Stockholders' equity:
  Common stock, $.10 par value, 25,000,000 shares
   authorized, 13,240,698 and 13,234,728 shares
   issued and outstanding, respectively.......................        1,324                1,323
  Additional paid-in capital..................................       83,639               82,381
  Retained earnings...........................................       21,944               29,573
                                                               ------------         ------------
      Total stockholders' equity                                    106,907              113,277
                                                               ------------         ------------
                                                               $    147,882         $    149,709
                                                               ============         ============

         The accompanying notes are an integral part of this statement.

                        HORNBECK OFFSHORE SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                             YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                      1993            1994             1995
                                                  -----------      -----------      ----------
                                                                 (in thousands)
Revenues......................................... $    47,291      $    45,834      $   59,012
                                                  -----------      -----------      ----------
Costs and expenses:
  Direct labor and other operating expenses......      20,588           23,484          29,858
  Depreciation and amortization..................       7,394           10,007          13,577
  General and administrative expenses............       2,938            3,576           4,244
                                                  -----------      -----------      ----------
                                                       30,920           37,067          47,679
                                                  -----------      -----------      ----------
Other income (expense):
  Foreign exchange loss..........................                         (105)            (10)
  Gain on sale of assets.........................           9              736             431
  Equity in earnings of affiliates...............         818            1,408              53
  Unsuccessful salvage expense...................        (945)
  Other costs and expenses.......................        (254)            (149)            (31)
  Interest and other income......................         799            1,439           1,198
  Interest expense...............................      (1,323)            (864)         (1,748)
                                                  -----------      -----------      ----------
                                                         (896)           2,465            (107)
                                                  -----------      -----------      ----------
Income before income taxes and
  extraordinary charge...........................      15,475           11,232          11,226
Income taxes.....................................      (4,530)          (3,209)         (3,597)
                                                  -----------      -----------      ----------
Income before extraordinary charge...............      10,945            8,023           7,629
Extraordinary charge for early extinguishment....
 of debt, net of income tax benefit of $145......        (280)
                                                  -----------      -----------      ----------
Net income....................................... $    10,665      $     8,023      $    7,629
                                                  ===========      ===========      ==========
Earnings per share before extraordinary charge... $       .92      $       .60      $      .57
Extraordinary charge                                     (.02)
                                                  -----------      -----------      ----------
Earnings per share............................... $       .90      $       .60      $      .57
                                                  ===========      ===========      ==========

         The accompanying notes are an integral part of this statement.

                        HORNBECK OFFSHORE SERVICES, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS (NOTE 12)

                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                       1993             1994             1995
                                                                    -----------      -----------      ----------
                                                                                   (in thousands)
Cash flows from operating activities:
  Cash received from customers and affiliates.............          $    43,185      $    43,498      $   57,358
  Cash paid to suppliers and employees....................              (25,936)         (23,429)        (32,975)
  Cash paid for income taxes..............................               (1,847)          (1,512)           (280)
  Interest and other income received......................                  753            1,428           1,135
  Interest paid...........................................               (1,230)            (837)         (1,781)
  Refund of income taxes..................................                1,266
  Distribution from partnership...........................                   38
                                                                    -----------      -----------      ----------
       Net cash provided by operating activities..........               16,229           19,148          23,457
                                                                    -----------      -----------      ----------
Cash flows from investing activities:
  Capital and drydocking expenditures.....................               (9,209)         (57,973)         (9,534)
  Purchase of marketable securities.......................              (24,007)
  Sale of marketable securities...........................                  500           27,310
  Increase in other assets................................                 (134)             (45)            (40)
  Decrease (increase) in reserve funds....................                  312             (890)           (253)
  Investment in affiliates................................              (11,677)            (195)            119
  Loan to affiliate.......................................                                (2,351)
  Repayment of loan to affiliate..........................                                    72           1,610
  Sale of property and equipment..........................                1,300            3,491           1,119
  Merger costs............................................                                                (2,924)
  Salvage expenditures....................................                 (945)
                                                                    -----------      -----------      ----------
       Net cash used by investing activities..............              (43,860)         (30,581)         (9,903)
                                                                    -----------      -----------      ----------
Cash flows from financing activities:
  New borrowings..........................................                                23,000
  Repayment of borrowings.................................               (5,917)          (9,158)         (8,504)
  Issuance of common stock and warrants...................               39,959               36             323
  Repurchase of Series 1 preferred stock and warrants.....                                  (886)
                                                                    -----------      -----------      ----------
       Net cash provided (used) by financing activities...               34,042           12,992          (8,181)
                                                                    -----------      -----------      ----------
Net increase in cash and equivalents......................                6,411            1,559           5,373
Cash and equivalents at beginning of year.................                  602            7,013           8,572
                                                                    -----------      -----------      ----------
Cash and equivalents at end of year.......................          $     7,013      $     8,572      $   13,945
                                                                    ===========      ===========      ==========

         The accompanying notes are an integral part of this statement.

                        HORNBECK OFFSHORE SERVICES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                               COMMON STOCK             ADDITIONAL      COMMON
                                           PREFERRED      ------------------------       PAID-IN         STOCK         RETAINED
                                             STOCK         SHARES         AMOUNT         CAPITAL        WARRANTS       EARNINGS
                                           -------        --------       ---------      ---------       ---------      ---------
                                                                             (in thousands)
Balance - December 31, 1992............    $  205           10,007       $   1,001      $ 41,217        $    385       $   3,256

Sale of common stock for cash,
 net of expenses.......................                      2,500             250         39,538
Issuance of common stock for stock
 options exercised and shares issued
 for directors' stock plan and other...                         79               8            213
Issuance of stock for Ravensworth
 acquisition...........................                        159              16          2,707
Tax benefit of stock sold by employees.                                                       129
Net income.............................                                                                                   10,665
                                           -------        --------       ---------      ---------       ---------      ---------
Balance - December 31, 1993............        205          12,745           1,275         83,804             385         13,921

Purchase of Series 1 preferred stock...       (205)                                          (313)
Warrants exercised or repurchased......                        481              48            (32)           (385)
Issuance of common stock for stock
 options exercised and shares issued
 for directors' stock plan and other...                         15               1            144
Tax benefit of stock sold by employees.                                                        36
Net income.............................                                                                                    8,023
                                           -------        --------       ---------      ---------       ---------      ---------
Balance - December 31, 1994............                     13,241           1,324        83,639                          21,944

Issuance of common stock for stock
 options exercised and shares issued
 for directors' stock plan and other...                        100              10            505
Tax benefit of stock sold by employees.                                                        36
Return of shares held in escrow........                       (106)            (11)        (1,799)
Net income.............................                                                                                    7,629
                                           -------        --------       ---------      ---------       ---------      ---------
Balance - December 31, 1995............    $                13,235       $   1,323      $  82,381       $              $  29,573
                                           =======        ========       =========      =========       =========      =========

         The accompanying notes are an integral part of this statement.

                        HORNBECK OFFSHORE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES:

ORGANIZATION AND HISTORY

Hornbeck Offshore Services, Inc. was incorporated under the laws of the state of Delaware in January 1981. All references to the "Company" refer to Hornbeck Offshore Services, Inc. and its subsidiaries unless the context requires otherwise.

As discussed in Note 2, on December 21, 1995, the Company entered into an Agreement and Plan of Merger with Tidewater Inc. (Tidewater).

NATURE OF OPERATIONS

The Company is engaged in the worldwide offshore marine services business, mainly serving the oil and gas industry through its operation and management of a diversified fleet of 61 vessels (the vessels) located primarily in the Gulf of Mexico. The fleet consists of supply, tug-supply, crew and specialty vessels; 56 of the vessels are owned, 4 are chartered and 1 is managed for an unrelated party. Additionally, the Company maintains a 49.9% equity interest in 3 entities which operate and own or lease a combined fleet of 29 safety standby vessels in the North Sea.

The Company's operating revenue is directly affected by average day rates and fleet utilization which are closely aligned with the offshore oil and gas exploration and development industry. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The equity method of accounting is used when the Company has a 20%-50% interest in an affiliate. Under the equity method, original investments are recorded at cost and are adjusted by the Company's share of earnings or losses. All significant intercompany accounts and transactions have been eliminated. Any difference between the Company's share of book value of an equity affiliate and its investment amount is amortized over the remaining useful life of the underlying assets.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE AND EXPENSE RECOGNITION

Charter revenue is earned and recognized on a daily rate basis. The Company's accounts receivable are generally unsecured and are due primarily from companies involved in exploration and production of oil and gas reserves.
Operating and other costs are expensed as incurred.

                                       F-7
PROPERTY AND EQUIPMENT

For financial reporting purposes, the Company records depreciation expense using the straight-line method over the estimated useful lives of the related assets. For tax purposes, depreciation is computed using accelerated methods.

The net book value of the Company's vessels is reviewed periodically to determine that their recorded value does not exceed the estimated future benefit from utilization of those vessels in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", issued in March 1995. The Company adopted SFAS No. 121 effective October 1, 1995 and such adoption had no impact.

OTHER ASSETS

Other assets consist primarily of drydocking expenditures. Drydocking expenditures are capitalized and amortized on a straight-line basis over the period to be benefitted (generally 24 to 36 months).

DEFERRED INCOME TAXES

Deferred income taxes are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. Such differences relate mainly to depreciable assets. This method gives immediate effect to changes in income tax laws upon enactment. The income statement effect is derived from changes in deferred income taxes on the balance sheet.

EARNINGS PER SHARE

Earnings per share is calculated using the weighted-average number of shares outstanding assuming exercise of dilutive stock options and conversion of preferred stock. The weighted-average number of primary shares, which includes common shares and equivalent common shares outstanding, during the years ended December 31, 1993, 1994 and 1995 was 11,901,000, 13,460,000 and 13,344,000,
respectively. Fully diluted earnings per share amounts are not materially different from primary earnings per share amounts.

CASH AND EQUIVALENTS

For purposes of the consolidated statement of cash flows, the Company considers all deposits readily convertible to known amounts of cash with original maturities of three months or less to be cash and equivalents. For the years ended December 31, 1994 and 1995, included in"Interest and other income" is interest income of $1,173,000 and $1,094,000 from such deposits.

RECLASSIFICATIONS

Certain 1993 and 1994 amounts were reclassified to conform to the 1995 presentation.

NEW ACCOUNTING PRONOUNCEMENT

In October 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 provides companies with an alternative to the intrinsic value methodology of valuing stock based compensation pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under SFAS No. 123, companies have the option of valuing such stock based compensation using fair value. Companies electing to continue under the guidance of APB No. 25 are required to disclose the effects of SFAS No. 123 in proforma footnote disclosure. The Company is required to adopt SFAS No. 123 beginning January 1, 1996. Due to the pending merger with Tidewater, management has not selected a preferred accounting method.

                                       F-8

NOTE 2 - PROPOSED MERGER WITH TIDEWATER, INC.:

On December 21, 1995, Hornbeck Offshore Services, Inc. (Hornbeck) entered into an Agreement and Plan of Merger with Tidewater Inc. (Tidewater) to merge a wholly owned subsidiary of Tidewater into Hornbeck with Hornbeck becoming a wholly owned subsidiary of Tidewater. The merger will be structured as a tax free exchange of approximately 8,780,000 Tidewater shares for all Hornbeck shares (an exchange ratio of 0.667 Tidewater shares for each Hornbeck share, subject to adjustment) and will be accounted for as a pooling of interests.

The Board of Directors of both Hornbeck and Tidewater have approved the combination subject to the approval of stockholders of Hornbeck holding at least 66 2/3% of the outstanding Hornbeck common stock and certain other conditions. The merger is expected to be presented for stockholders' approval on March 13, 1996 with consummation immediately thereafter, if approved. Upon consummation of the merger, Larry D. Hornbeck will join the Board of Directors of Tidewater and will become a consultant to Tidewater.

On December 29, 1995, Hornbeck made advance payments in the approximate aggregate amount of $2,500,000 to three executive officers, such payments being a portion of the amounts to which such officers would become entitled following consummation of the merger under the terms of change in control agreements between Hornbeck and such executive officers. The impact on operations of these amounts and certain other disbursements related to the merger have been deferred pending consummation of the transaction and are classified as merger costs in the consolidated balance sheet.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS OF BUSINESSES AND VESSELS:

In 1995, the Company sold one vessel for $1 million and realized a gain of $431,000. From January through September 1994, the Company sold four vessels for $3.1 million and realized a gain of $736,000. During the same period, three vessels were acquired for cash consideration of $5.2 million.

On November 30, 1994, the Company acquired an equity interest in Seaboard Holdings Limited (Note 5). On November 15, 1994, the Company completed the acquisition of 13 supply vessels from Oil and Gas Rental Services, Inc. (Oil &
Gas) for cash consideration of $46 million. The Company borrowed $23 million in connection with this acquisition (Note 6).

On July 23, 1993, the Company acquired an equity interest in Ravensworth Investments Limited (Ravensworth), and the Company's share of earnings of this affiliate has been included in the Company's results of operations since that date (Note 4). On April 29, 1993, the Company sold two vessels previously being operated in the North Sea to an unrelated entity for approximately $1.3 million, which approximated the carrying value of the vessels. On June 17, 1993, the Company purchased a supply vessel for cash payment of $1,175,000.

The results of operations of the acquired vessels are included in the consolidated financial statements from the acquisition date of November 15, 1994 for the Oil & Gas acquisition. Substantially all of the purchase price was allocated to vessels acquired based on their fair market values and the transactions have been accounted for using the purchase method. The acquired vessels were employed prior to the acquisitions and continue to be employed by the Company after the closing of the acquisition in the offshore marine service business, primarily serving the oil and gas industry.

Assuming the Oil & Gas transaction occurred at the beginning of each year presented and the Ravensworth transaction occurred at the beginning of 1993, condensed unaudited pro forma combined results of operations are as follows:


                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                  1993                1994
                                               ------------      -------------
Revenues...................................... $ 62,109,000      $  60,379,000
Income before extraordinary charge............ $ 13,464,000      $   9,391,000
Earnings per share before extraordinary
 charge....................................... $       1.12      $         .70

                                       F-9
NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at December 31:

                                  ESTIMATED
                                USEFUL LIVES       1994                 1995
                                ------------    -----------         ------------
                                                        (in thousands)

Vessels.........................     25         $   119,622         $    119,125
Building........................     25                 771                  971
Land............................                        182                  274
Vehicles........................   3 to 4               420                  124
Furniture, fixtures and other...   3 to 10              332                  429
                                                -----------         ------------
                                                    121,327              120,923
Less - accumulated depreciation.                     19,764               27,805
                                                -----------         ------------
Property and equipment, net.....                $   101,563         $     93,118
                                                ===========         ============

Depreciation expense related to property and equipment for 1993, 1994 and 1995 was $5,196,000, $6,267,000 and $9,343,000, respectively. A portion of property and equipment is pledged to secure long-term debt (Note 6).

Drydocking expenditures included in other assets for the year ended December 31 are as follows (in thousands):
                                        1993          1994           1995
                                     ---------      ---------     ---------
Balance -- beginning of year..       $   1,519      $   5,234     $   4,409
Additions.....................           5,825          2,915         7,945
Amortization..................          (2,110)        (3,740)       (4,234)
                                     ---------      ---------     ---------
Balance -- end of year               $   5,234      $   4,409     $   8,120
                                     =========      =========     =========

NOTE 5 - INVESTMENTS IN AFFILIATES:

On November 30, 1994, the Company acquired 49.9% of the equity interests of Seaboard Holdings Limited, a Scottish corporation (Seaboard). The transaction was accounted for using the purchase method of accounting. At the time of the transaction, Seaboard owned a fleet of six safety standby vessels operating in the North Sea. Consideration in the form of a guarantee of approximately $483,000 of certain Seaboard indebtedness was given. Further, the Company funded an unsecured loan totaling pound sterling 1.5 million ($2.35 million at November 30, 1994) to Seaboard for operational purposes and has recorded a note receivable from affiliate which bears interest at LIBOR plus 1 3/4% and is payable in 32 equal monthly installments. During 1995, 50% of the remaining note balance was funded by Ravensworth Holdings Limited (RHL), the owner of a 50.1% interest in Seaboard and Ravensworth. The Company accounts for its investment in Seaboard using the equity method of accounting.

In connection with the Seaboard acquisition, the Company was granted an option by RHL to acquire the remaining outstanding equity interest in Seaboard. Exercise of the option is contingent upon the Company's exercise, in full, of the options to acquire the remaining capital stock of Ravensworth, as discussed below.

On July 23, 1993, the Company acquired 49.9% of the outstanding capital stock of Ravensworth from RHL, the owner of the outstanding capital stock of Ravensworth, for a purchase price of $11 million in cash and approximately $2.7 million in the form of 158,978 shares of restricted Common Stock (Ravensworth Acquisition). Ravensworth owned or chartered a fleet of 22 safety standby vessels operating in the North Sea at the time of the acquisition. The Company accounts for its investment in Ravensworth using the equity method of accounting. The difference between the Company's investment in Ravensworth and its proportionate share of Ravensworth's book equity totaled $7,985,000 at December 31, 1995 and this difference is being depreciated over the remaining useful life of the Ravensworth fleet. The Company used the purchase method of accounting for this transaction.
                                      F-10

In connection with the Ravensworth Acquisition, the Company acquired options to purchase the remaining outstanding capital stock of Ravensworth, exercisable after January 1, 1995 in two equal annual installments, with the first option exercisable on or before March 31, 1996 (the 1995 Option) and the second option exercisable on or before March 31, 1997 (the 1996 Option). The Company may, at its election, accelerate the exercise of the 1996 Option to any date on or after January 1, 1995. The 1996 Option will expire unless the 1995 Option is exercised in full. The consideration payable upon exercise of the 1995 Option and the 1996 Option is to be paid one-third in cash and two-thirds in common stock of the Company valued at market price, as defined in the applicable agreements. The Company may elect to pay in U.S. dollars any payments that would otherwise be made to RHL in the Company's common stock.

The per share consideration to be paid for the remainder of Ravensworth (subject to the adjustment described below) will be equal to the per share price paid by the Company for the initial 49.9% investment, plus simple interest at 7% (compounded annually) from the closing of the initial acquisition to the date of payment. The consideration for Ravensworth will be adjusted by 50% of any difference in actual Ravensworth and Seaboard earnings before depreciation, interest and taxes (EBDIT) versus a target EBDIT for 1994 and 1995 and by 25% of such difference for 1996. The maximum adjustment to the consideration paid or payable for Ravensworth with respect to any year for which EBDIT is measured against a specified target is limited to $4 million. In the event the Company does not exercise either of the options to acquire additional interests in Ravensworth, the agreement calls for certain purchase/sale arrangements between the parties with respect to Ravensworth.

In connection with the Company's initial purchase of 49.9% at Ravensworth, approximately 106,000 shares of the Company's common stock placed in escrow at the time of acquisition were returned to the Company based on Ravensworth's actual EBDIT for 1994 compared to targeted EBDIT as described under the agreement. Such shares, valued at approximately $1.8 million, were canceled and stockholders' equity and Ravensworth's investment accounts were reduced accordingly.

Summarized historical, combined financial information for the affiliated investees, which includes Ravensworth as of and for the years ended December 31, 1994 and 1995 and Seaboard as of and for the one month ended December 31, 1994 and year ended 1995 is as follows (in thousands):

                                             1994           1995
                                          ----------     ------------
                                                   (Unaudited)
Current assets.......................     $   11,773     $     11,979
Property and equipment, net..........         73,389           66,619
Other noncurrent assets..............            861            1,246
                                          ----------     ------------
      Total assets...................     $   86,023     $     79,844
                                          ==========     ============
Current liabilities..................     $   17,869     $     14,275
Long-term debt.......................         50,328           47,349(1)
Other noncurrent liabilities.........          1,574              953
Stockholders' equity.................         16,252           17,267
                                          ----------     ------------
      Total liabilities and equity...     $   86,023     $     79,844
                                          ==========     ============
Revenues.............................     $   37,870     $     49,937
Operating income.....................     $    5,823     $      5,574
Foreign exchange loss (gain).........
 (recognized in affiliates'
 accounts but not in the Company's
 accounts due to purchase accounting
 adjustments)........................     $     (684)    $      (201)
Net income...........................     $    3,765     $      1,497
------------
(1) A total of approximately $30,000,000 of this debt is owed by certain subsidiaries of Ravensworth and Seaboard who collectively have negative shareholders' equity of approximately $400,000 which offsets the total combined Ravensworth and Seaboard shareholders' equity. Such debt is nonrecourse to both the Company and Ravensworth, except for a pound sterling 300,000 guarantee by Hornbeck Offshore Services, Inc.

                                      F-11
NOTE 6 - LONG-TERM DEBT:
Long-term debt consisted of the following at December 31 (in thousands):

                                                  1994            1995
                                               ----------      ----------
Bank note payable; principal payable in
quarterly installments of $714.4, plus
accrued interest at LIBOR plus 1% (6.875% at
December 31, 1995); secured by thirteen
vessels; matures November 15, 1999............ $   20,000      $   12,143

U.S. Government Guaranteed Ship Financing
Bonds payable in semiannual installments of
principal and interest as described below;
secured by mortgages on nine vessels and
guaranteed by the U.S. Maritime
Administration (MARAD)........................      4,490           3,270
                                               ----------      ----------
                                                   24,490          15,413
Less - current portion........................      3,467           3,561
                                               ----------      ----------
Long-term debt................................ $   21,023      $   11,852
                                               ==========      ==========

Maturities of long-term debt outstanding at December 31, 1995 are as follows:
1996 - $3,561,000; 1997 - $3,433,000; 1998 - $3,367,000; 1999 - $4,081,000; and
2000 - $503,000.

Concurrent with the November 15, 1994 Oil & Gas vessel acquisition, the Company entered into a $20 million term loan and a $10 million revolving credit facility with a bank. Any borrowings under the revolving credit facility will be due and payable on November 15, 1997. The availability of the revolving credit facility is based on specified trade receivables levels and will be reduced by outstanding letters of credit. At December 31, 1994 and 1995, there were no outstanding balances under the revolving credit facility.

At the Company's option, interest with respect to any amounts outstanding under the revolving credit facility and the bank term loan accrues at a rate equal to the lender's prime rate, or the LIBOR rate plus 1%, and is payable quarterly. The indebtedness is collateralized by 13 vessels owned by subsidiaries of the Company. The indebtedness also contains covenants which, among other things, provide limitations on the sale of such vessels and require the Company to maintain certain financial ratios and minimum net worth.

The U.S. Government Guaranteed Ship Financing Bonds represent several series of bonds which are guaranteed by MARAD. These bonds mature from 2000 to 2002 and bear interest at rates ranging from 8.75% to 10.75%. The related reserve fund balance was $1,024,000 at December 31, 1995. The Company expects to deposit approximately $220,000 in 1996.
                                      F-12

NOTE 7 - INCOME TAXES:

The components of the provision for income taxes for the years ended December 31 are as follows (in thousands):

                                                               1993             1994             1995
                                                            ---------        ---------         --------
Current provision (benefit):
  U.S. federal income tax..........................         $   2,480        $   2,383
  Alternative minimum and other taxes..............               619              161         $    176
  State income tax.................................               104               25             (309)
  Foreign taxes....................................                                 62
  Utilization of net operating loss carryforwards
   and carrybacks..................................            (1,245)            (864)
  Utilization of investment tax credit
   carryforward....................................                               (381)
                                                            ---------        ---------         --------
                                                                1,958            1,386             (133)
                                                            ---------        ---------         --------
Deferred provision (benefit):
  U.S. federal income tax..........................             1,946              739            6,572
  Alternative minimum tax and other credits........              (619)             220           (2,842)
  Utilization of net operating loss carryforwards..             1,245              864
                                                            ---------        ---------         --------
                                                                2,572            1,823            3,730
                                                            ---------        ---------         --------
Total provision for income taxes...................         $   4,530        $   3,209         $  3,597
                                                            =========        =========         ========

The difference between the effective income tax rate and the amount which would be determined by applying the statutory U.S. income tax to income before taxes is as follows:
                                            DECEMBER 31,
                                  -------------------------------
                                   1993        1994          1995
                                  ------      ------       ------
Provision for income taxes at
 U.S. statutory rates............     34%         34%          34%
Foreign earnings not includable
 in U.S. tax return..............     (2)         (4)
Tax restructuring benefit........     (4)         (1)
State taxes......................      1                       (2)
                                  ------      ------       ------
                                      29%         29%         32%
                                  ======      ======       =====

The deferred income tax liability is primarily comprised of differences in the tax and book basis of the Company's vessels and benefits from the carryforward tax attributes as described below.

Undistributed earnings of the Company's foreign affiliates aggregated $3,986,000 on December 31, 1995, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been and are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. The amount of unrecognized deferred U.S. taxes on these undistributed earnings is approximately $1,355,000. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

As of December 31, 1995, the Company has net operating loss carryforwards of $347,000 which will expire from 2004 to 2005 if not used to offset future taxable income. The utilization of these net operating losses is subject to an annual limitation of $53,000. As of December 31, 1995, the Company has investment tax credit carryforwards of $1,006,000 which will expire in 1997, if not used to offset future income. As of December 31, 1995, the Company also has alternative minimum tax credit carryforwards of $4,600,000.

                                      F-13

NOTE 8 - COMMON STOCK, PREFERRED STOCK AND WARRANTS:

On July 21, 1993, the Company completed a public offering of 2,500,000 shares of common stock for aggregate proceeds of approximately $40,000,000, after expenses. Proceeds have been and will be utilized for the Ravensworth acquisition, to repay certain debt and for general corporate purposes. In connection with the July 23 closing of the Ravensworth acquisition, 158,978 shares of common stock were issued at an aggregate value of $2,722,500.

In September 1994, the Company purchased the remaining 71 shares of Series 1 Preferred Stock for $518,000 with the price determined in accordance with the liquidation preference thereof.

In June 1994, 928,752 common stock purchase warrants were exercised. Pursuant to the terms of the warrant agreement, the Company issued 480,588 shares of common stock in exchange for all of such warrants. In September 1994, the Company paid $368,896 to repurchase 71,428 warrants.

As discussed in Note 5, in 1995, approximately 106,000 shares were returned to the Company pursuant to the Ravensworth acquisition agreement. The shares were canceled by the Company.

NOTE 9 - RELATED PARTY TRANSACTIONS:

Bareboat charter fees are paid to an affiliate of a director of the Company. Such fees totaled $600,000, $940,000 and $803,000 for the years ended December 31, 1993, 1994 and 1995, respectively. Until September 1993, a director of the Company was an affiliate of an investment banking firm providing investment banking services. The Company paid fees totaling $301,000 in 1993 for such services.

NOTE 10 - EMPLOYEE INCENTIVE PLANS:

Pursuant to the Company's Employee Incentive Plans of 1982, 1989 and 1993, the Board of Directors (or compensation committee thereof) has been empowered to grant (over respective ten-year periods) stock options, stock appreciation rights and stock bonuses with respect to an aggregate of 950,000 shares of Common Stock. There were 466,770, 458,712 and 390,739 shares available for grant at December 31, 1993, 1994 and 1995, respectively.

The following is a summary of stock option activity for the years ended December 31:

                                                 1993                 1994                 1995
                                             -------------        -------------       --------------
Options outstanding at
 beginning of year................                 311,559             287,619               283,593
Options granted...................                  20,160               7,250                59,841
Options exercised.................                 (44,100)             (9,861)              (80,693)
Options canceled..................                                      (1,415)               (7,507)
                                             -------------        -------------       --------------
Options outstanding at end of year                 287,619             283,593               255,234
                                             =============        ============        ==============
Price range of options granted....             $6.31-13.00        $14.25-14.63           $9.88-11.50
Price range of options exercised..              $2.63-5.84          $3.50-6.31           $3.50-13.00
Price range of options outstanding
 at end of year...................             $3.25-13.00         $3.25-14.63           $3.25-14.63

                                      F-14

The stock options are exercisable over a five-year or ten-year period which commences on the date of grant. The number of shares exercisable in each year during the period is determined by the Company's Board of Directors (or compensation committee) at the time of grant. At December 31, 1993, 1994 and 1995, options to purchase 246,739, 257,763 and 233,564 shares, respectively, were exercisable. If the merger with Tidewater as discussed in Note 2, is consummated, all options will be exercisable. Because the exercise price of the options equaled the market price of the Company's stock on the dates the options were granted, no compensation costs have been recognized by the Company.

Effective January 1, 1993, a total of 13,975 shares were awarded to employees which vest over two years. Compensation expense of approximately $97,000 will be recorded for the stock awards over the vesting period. On December 14, 1993, a total of 13,070 shares were awarded to employees which vest over three years. Compensation expense of approximately $170,000 will be recorded for the stock awards over the vesting period.

In November 1994, a total of 2,698 shares which vest over a period of 1 1/2 - 2 years were awarded to employees. Compensation expense of approximately $37,845 will be recorded for the stock awards over the vesting period.

In April 1995, a total of 17,310 shares which vest over a period of three years were awarded to employees. Compensation expense of approximately $199,065 will be recorded for stock awards over the vesting period.

In 1993, 1994 and 1995, shares totaling 3,500, 4,200 and 4,800, respectively, were awarded to the Company's Board of Directors pursuant to the Non-Employee Directors Restricted Stock Plan.

No stock appreciation rights have been awarded under the Employee Incentive Plans. The Company has no postretirement benefits that are required to be accrued under Statement of Financial Accounting Standards (SFAS) No. 106, "Accounting for Postretirement Benefits Other Than Pensions", nor does it have postemployment benefits that are required to be accrued under SFAS No. 112, "Employer's Accounting for Postemployment Benefits".

NOTE 11 - SEGMENT INFORMATION:

The Company's operations which are conducted in one segment, the offshore service vessel industry. There were no charter fee revenues earned from customers in excess of 10% of total revenues for 1993 and 1994. In 1995, one customer accounted for approximately 10% of total revenues.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

Hornbeck has received and is responding to a subpoena for documents from the U.S. District Court for the Southern District of Texas, Houston Division. The scope of the subpoena suggests an interest in Hornbeck's compliance with certain environmental statutes and regulations, violations of which could carry both civil and criminal liabilities. The subpoena seeks information concerning Hornbeck's vessels since January 1, 1993 regarding vessel operations as they relate to the purchase, use and disposition of petroleum and related products.

It is Hornbeck's policy to comply with all applicable laws, including laws designed to protect the environment. While management and the Hornbeck Board do not believe that any outcome of the investigation would have a material adverse effect on the financial position of Hornbeck, they cannot predict the nature or ultimate outcome of the investigation or any proceeding that might be based thereon.

The Company is not party to any legal proceedings the result of which could, in the opinion of management, have a material adverse effect upon the Company.

                                      F-15

NOTE 13 - CASH FLOW INFORMATION:

The following is a reconciliation of net income to net cash provided by operating activities (in thousands):

                                                                             YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                    1993             1994              1995
                                                                 ----------       ----------        ----------
Net income..........................................             $   10,665       $    8,023        $    7,629
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization.....................                  7,394           10,007            13,577
  Amortization of noncompete agreements.............                    291              150
  Amortization of debt discount.....................                    200               67                33
  Deferred income taxes.............................                  2,846            1,823             3,730
  Equity in net income of unconsolidated affiliates.                   (822)          (1,409)              (53)
  Cash distributions from unconsolidated affiliate..                     38
  Unrealized income on marketable securities, net...                   (291)
  Gain on sale of vessels...........................                                    (736)             (431)
  Salvage expense...................................                    945
  Extraordinary charge for early retirement of debt.                    280
  Other.............................................                    (28)             100               174
  Changes in current assets and liabilities, net:
    Accounts receivable - trade.....................                 (3,813)          (2,335)           (1,653)
    Refundable income taxes.........................                    663
    Prepaid and other current assets................                 (3,309)           2,824              (352)
    Accounts payable................................                    715             (291)            1,085
    Accrued interest................................                   (107)             (40)              (35)
    Income taxes payable............................                    440              (82)             (240)
    Other accrued liabilities.......................                    122            1,047                (7)
                                                                 ----------       ----------        ----------
    Net cash provided by operating activities.......             $   16,229       $   19,148        $   23,457
                                                                 ==========       ==========        ==========

The following is a supplemental schedule of noncash investing and financing activities for the years ended December 31:

                                                                     1993             1994              1995
                                                                  ---------        ---------          --------
Issuance of common and preferred stock:
  Nonemployee directors restricted stock plan...                  $      16
  Acquisition of Ravensworth....................                      2,723
  Exercise of warrants..........................                                   $     358
  Return of Ravensworth stock held in escrow....                                                      $  1,809
Tax benefit of stock sold by employees..........                        129               36                36

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 1993, 1994 and 1995 are as follows (in thousands, except per share data):

                                                                                              THREE MONTHS ENDED (1993)
                                                                                 ---------------------------------------------------
                                                                                 MAR 31         JUN 30        SEP 30          DEC 31
                                                                                 ------         ------        ------          ------
Revenues ...............................................................        $ 9,410        $10,601        $12,582        $14,698
Depreciation and amortization ..........................................          1,620          1,698          2,016          2,060
Operating profit (1) ...................................................          2,838          3,548          4,753          5,232
Net income .............................................................          1,779          2,774          3,427          2,685
Net income per share ...................................................            .17            .26            .27            .20

                                      F-16
                                                                                              THREE MONTHS ENDED (1994)
                                                                                 ---------------------------------------------------
                                                                                 MAR 31         JUN 30        SEP 30          DEC 31
                                                                                 ------         ------        ------          ------
Revenues ...............................................................        $11,506        $ 9,807        $10,418        $14,103
Depreciation and amortization ..........................................          2,273          2,441          2,430          2,863
Operating profit (1) ...................................................          2,534          1,198          1,509          3,526
Net income .............................................................          1,902          1,476          2,135          2,510
Net income per share ...................................................            .14            .11            .16            .19

                                                                                              THREE MONTHS ENDED (1995)
                                                                                 ---------------------------------------------------
                                                                                 MAR 31         JUN 30        SEP 30          DEC 31
                                                                                 ------         ------        ------          ------
Revenues ...............................................................        $12,671        $14,057        $14,603        $17,681
Depreciation and amortization ..........................................          3,281          3,361          3,334          3,601
Operating profit (1) ...................................................          1,376          2,453          2,977          4,527
Net income .............................................................            487          1,579          2,139          3,424
Net income per share ...................................................            .04            .12            .16            .26

------------
(1) Operating profit equals operating revenues minus direct labor and other operating expenses, depreciation and amortization and general and administrative expenses.
                                      F-17

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                             HORNBECK OFFSHORE SERVICES, INC.
                             (Registrant)


                             By:   /s/LARRY D. HORNBECK
                                   Larry D. Hornbeck
                                   Chairman of the Board, President and Chief
                                   Executive Officer

Date:  February 20, 1996

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     SIGNATURE                                           TITLE                                      DATE
                                          Chairman of the Board, President                   February 20, 1996
/s/LARRY D. HORNBECK                        and Chief Executive Officer
   Larry D. Hornbeck                        (Principal Executive Officer)

                                            Vice President, Treasurer and                    February 20, 1996
/s/ROBERT W. HAMPTON                           Chief Financial Officer
   Robert W. Hampton                (Principal Financial and Accounting Officer)

/s/ANTHONY W. HENFREY
   Anthony W. Henfrey                              Director                                  February 20, 1996

/s/B. W. HUNT
   B. W. Hunt                                      Director                                  February 20, 1996

/s/WARREN B. IDSAL
   Warren B. Idsal                                 Director                                  February 20, 1996

/s/BILLY PUGH
   Billy Pugh                                      Director                                  February 20, 1996

/s/ROBERT E. SCHULLER, JR
   Robert E. Schuller, Jr.                         Director                                  February 20, 1996

/s/L. E. SIMMONS
   L. E. Simmon                                    Director                                  February 20, 1996

                                       S-1

                                INDEX TO EXHIBITS
EXHIBIT
  NO.
-------
  2(a) Asset Purchase Agreement dated as of November 16, 1992, by and among Registrant, certain subsidiaries of Registrant, Pentad Offshore Corporation and Petrol Marine Corporation (Form 8-K, November 25, 1992, SEC File No. 0-10809, Exhibit 2(a)).

  2(b) Asset Purchase Agreement dated as of November 16, 1992, by and among Registrant, certain subsidiaries of Registrant, Pentad Offshore Corporation and Pentad Resources, Inc. (Form 8-K, November 25, 1992, SEC File No. 0-10809, Exhibit 2(b)).

  2(c) Asset Purchase Agreement dated as of November 16, 1992, by and among Registrant, certain subsidiaries of Registrant, Portal Energy Corporation and Portal Corporation (Form 8-K, November 25, 1992, SEC File No. 0-10809, Exhibit 2(c)).

  2(d) Stock Purchase Agreement, dated May 26, 1993, by and between the Registrant and Ravensworth Holdings Limited (Form 8-K, May 26, 1993, SEC File No. 0-10809, Exhibit 2(a)).

  2(e) Stock Option and Ancillary Rights Agreement, dated May 26, 1993, by and between Registrant and Ravensworth Holdings Limited (Form 8-K, May 26, 1993, SEC File No. 0-10809, Exhibit 2(b)).

  2(f) Agreement for Purchase and Sale of Vessels by and between Registrant and Oil & Gas Rental Services, Inc. (Form 8-K, October 6, 1994, SEC File No. 0-10809, Exhibit 2(a)).

  2(g) Share, Business and Asset Acquisition Agreement relating to purchase of Seaboard Offshore Group Limited dated as of November 30, 1994, by and among Seaboard Holdings Limited and the shareholders of Seaboard Offshore Group Limited and joined for limited purposes by certain other parties. (Form 10-k, December 31, 1994, SEC File No. 0-10809,
            Exhibit 2(g)).

  3(a) Restated Certificate of Incorporation of Hornbeck Offshore Service, Inc., as amended (Form 8-A/A Amendment No. 2, June 21, 1995, SEC File No. 0-10809, Exhibit 3.2i).

  3(b) Bylaws of Hornbeck Offshore Services, Inc., as amended through June 20, 1995. (Form 8-A/A Amendment No. 2, June 21, 1995, SEC File No. 0-10809, Exhibit 3.2ii)

  4(a) Agreement Concerning Registration Rights between Registrant and Larry D. Hornbeck, dated as of June 28, 1989. (Form S-1, March 22, 1990, Registration No. 33-33999, Exhibit 4(b)).

  4(b) Special Rights Agreement, dated January 30, 1990, by and between Registrant and HOS-2 Partners, L.P. (Form 8-K, January 30, 1990, SEC File No. 0-10809, Exhibit 4.7).

  4(c) Registration Rights Agreement, dated January 30, 1990, by and among Registrant, HOS-2 Partners, L.P. and Collecting Bank, N.A. (a bank in liquidation) (Form 8-K, January 30, 1990, SEC File No. 0-10809,
            Exhibit 4.8).

  4(d) Stockholders Agreement dated as of November 19, 1992, by and among Registrant, Petrol Marine Corporation, Pentad Offshore Corporation, Portal Energy Corporation, acknowledged and agreed to by Bruce W. Hunt and acknowledged and agreed to for certain limited purposes by HOS Partners, L.P. and HOS-2 Partners, L.P. (Form 8-K, November 25, 1992, SEC File No. 0-10809, Exhibit 28(b)).

                                       E-1

  4(e) Amendment No. 1 to Stockholders Agreement dated as of March 18, 1994 by and among Petrol Marine Corporation, Pentad Offshore Corporation, Portal Energy Corporation, acknowledged and agreed to by Bruce W. Hunt, and acknowledged and agreed to for certain limited purposes by HOS Partners, L.P. and HOS-2 Partners, L.P. (Form 10-K, December 31, 1994, SEC File No. 0-10809, Exhibit 4(e)).

  4(f) Registration Rights Agreement, dated July 23, 1993, by and between Hornbeck Offshore Services, Inc. and Ravensworth Holdings Limited (Form 10-K, December 31, 1993, SEC File No. 0-10809, Exhibit 4(g)).

  10(a) Hornbeck Offshore Services, Inc. 1982 Employee Incentive Plan (Form 10-K, December 31, 1982, SEC File No. 0-10809, Exhibit 10.16).

  10(b) Amendment No. 1 to the Hornbeck Offshore Services, Inc. 1982 Employee Incentive Plan (Form 10-K, December 31, 1993, SEC File No. 0-10809, Exhibit 10(b)).

  10(c) Bareboat Charters between HOS Marine Partners, Inc. and Hornbeck Offshore (1984) Corporation, dated as of June 28, 1989 (Form 10-Q, June 30, 1989, SEC File No. 0-10809, Exhibit 10.30).

  10(d) Letter agreements extending bareboat charters between HOS Marine Partners, Inc. and Hornbeck Offshore (1984) Corporation, dated February 21, 1992, May 28, 1993 and January 26, 1994 (Form 10-K,
            December 31, 1993, SEC File No. 0-10809, Exhibit 10(d)).

  10(e) Hornbeck Offshore Services, Inc. 1991 Restricted Stock Plan for Non-Employee Directors. (Form 10-K, December 31, 1991, SEC File No. 0-10809, Exhibit 10(n)).

  10(f) Hornbeck Offshore Services, Inc. 1993 Employee Incentive Plan (Form S-8, October 7, 1993, Registration No. 33-70048, Exhibit 4).

  10(g) Letter Loan Agreement among the Company and First Interstate Bank of Texas, N.A., as Agent and as Lender (Form 8-K, November 15, 1994, SEC File No. 0-10809, Exhibit 10).

  10(h) Rights Agreement dated as of June 20, 1995 between Hornbeck Offshore Services, Inc. and First Interstate Bank of Texas, N.A., as Rights Agent, which includes as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares. (Form 8-A, June 21, 1995, SEC File No. 0-10809, Exhibit 4.1)

  10(i) Change in Control Agreement dated as of June 20, 1995, by and between Hornbeck Offshore Services, Inc. and Larry D. Hornbeck. (Form 8-K, June 21, 1995, SEC File No. 0-10809, Exhibit 10.1)

  10(j) Change in Control Agreement dated as of June 20, 1995, by and between Hornbeck Offshore Services, Inc. and Bernie W. Stewart. (Form 8-K, June 21, 1995, SEC File No. 0-10809, Exhibit 10.2)

  10(k) Change in Control Agreement dated as of June 20, 1995, by and between Hornbeck Offshore Services, Inc. and Robert W. Hampton. (Form 8-K, June 21, 1995, SEC File No. 0-10809, Exhibi 10.3)

  10(l) Change in Control Agreement dated as of June 20, 1995, by and between Hornbeck Offshore Services, Inc. and Roger M. Sykes. (Form 8-K, June 21, 1995, SEC File No. 0-10809, Exhibit 10.5)

  10(m) Agreement and Plan of Merger dated as of December 21, 1995 among Hornbeck Offshore Services, Inc., Tidewater, Inc. and Tidewater Expansion, Inc. (Form 8-K, December 28, 1995, SEC File No. 0-10809,
            Exhibit 2(a).)
                                       E-2

*21(a)      Subsidiaries of Hornbeck Offshore Services, Inc.

*23(a)      Consent of Price Waterhouse, LLP.

            Registrant hereby agrees to furnish independently, upon request of the Commission, a copy of any omitted schedule, annexure or other attachment to the agreement referenced to in 10(m) above.
------------
* filed herewith
                                       E-3